Form 10-K/A
period 1995-12-31
DIGITAL SYSTEMS INTERNATIONAL INC
filed 1996-07-08
CIK 853266

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-18511

                       DIGITAL SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                                  ------------

            WASHINGTON                                     91-1273645
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        6464 184TH AVENUE N.E.
         REDMOND, WASHINGTON                               98052
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (206) 881-7544

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE, $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---
The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 29, 1996 was $119,717,455 (based on the closing sale price of $15.063 per share on the Nasdaq/NM on such date).

The number of shares outstanding of the registrant's common stock, $0.01 par value per share as of February 29, 1996 was 9,296,248.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of the Form 10-K that is amended by this Form 10-K/A incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year and from the registrant's 1995 Annual Report to Shareholders.

================================================================================

        The Form 10-K for the fiscal year ended December 31, 1995 for Digital Systems International, Inc. is hereby amended to file certain exhibits as more fully set forth in Part IV, Item Fourteen below.


                                     PART IV

                                  ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       Financial Statements and Financial Statement Schedules:

         1. Financial Statements (the Financial Statements listed below are incorporated herein by reference to the Company's 1995 Annual Report to Shareholders):

                  Consolidated Balance Sheets as of December 31, 1995 and 1994

                  Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

                  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules (previously filed):

                  Independent Auditors' Report

                  Schedule II - Valuation and Qualifying Accounts

                  All other Schedules are omitted because they are inapplicable or because the requested information is shown in the Consolidated Financial Statements of the Company or in the related Notes thereto.

         3.       Exhibits Required by Item 601 of Regulation S-K:

                  3.1* Restated Articles of Incorporation of Digital Systems International, Inc., a Washington corporation.

                  3.2*** Restated Bylaws of Digital Systems International, Inc. adopted on April 24, 1992.

                  Management Contracts, Compensatory Plans or Arrangements:

                  10.1++ Digital Systems International, Inc. Restated 1987 Stock Option Plan, as amended.

                  10.2**** Digital Systems International, Inc. 1995 Management
                           and Company

                           Performance Bonus Plan.

                  10.3++++ Digital Systems International, Inc. 1996 Management
                           and Company Performance Bonus Plan.

                  10.4++++ Restated 1992 Stock Option Plan for Non-Employee
                           Directors, as amended

                  10.5***** Digital Systems International, Inc. 1991 Employee
                           Stock Purchase Plan, as amended

                  10.6**** Executive Employment Agreement dated as of November
                           8, 1994 with Patrick S. Howard.

                  10.7++++ Agreement dated as of June 30, 1995 with Michael L.
                           Darland.

                  10.8++ Executive Employment Agreement dated as of March 1, 1995 with Richard L. Anderson.

                  10.9++ Executive Employment Agreement dated as of March 1, 1995 with Thomas R. Clark.

                  10.10++ Executive Employment Agreement dated as of March 1, 1995 with John J. Flavio.

                  10.11++ Executive Employment Agreement dated as of March 1, 1995 with Edmund D. Wilsbach.

                  All Other Material Contracts:

                  10.12** Lease for Building 17 dated January 15, 1991 between Michael R. Mastro, Redmond East Associates and Digital Systems International, Inc.

                  10.13++++ Business Loan Agreement dated May 31, 1995 with
                           Seattle-First National Bank

                  10.14++++ Business Loan Agreement dated June 23, 1995 with
                           U.S. Bank of Washington, National Association

                  10.15*   Form of Pay for Performance Equipment Agreement

                  10.16**** Form of Master Lease Agreement

                  10.17++++ Form of Sales Order

                  10.18* System Development Purchase and Distribution Agreement dated as of May 5, 1990 with Kawasaki Steel Corporation

                  10.19*** International Distributor Agreement dated December
                           18, 1992 with

                           Alcatel Australia Ltd.

                  10.20*** Customer Purchase Agreement dated December 27, 1990 with Summa Four, Inc.

                  10.21*** Software Source Code and Manufacturing Data Deposit
                           and Escrow Agreement dated December 27, 1990 with Summa Four, Inc. and Data Securities International, Inc.

    x             10.22    Purchase Agreement (AWA 99) between Hewlett Packard
                           and Digital Systems International, Inc. dated March
                           1, 1995

                  10.23++++Development, Testing & Demo Agreement (A10E2)
                           between Hewlett Packard and Digital Systems
                           International, Inc. dated April 25, 1995

    x             10.23(a)++++++ Development, Testing & Demo Agreement
                           between Hewlett Packard and Digital Systems
                           International, Inc. dated April 1996

                  10.24++++ MOSAIX Project Agreement (AW855) between
                           Hewlett Packard and Digital Systems

                  International, Inc. dated October 30, 1995

                  13.1++++ Digital Systems International, Inc. Annual Report to
                           Shareholders for the year ended December 31, 1995

                  21.1++++ Subsidiaries of the Company

    x             23.1     Consent of Independent Certified Public Accountants


B. There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1995.
- ------------------------
Legend:

x        Filed herewith.

* Incorporated by reference from exhibits filed in connection with the Company's Registration Statement on Form S-1 (Registration No. 33-34561) filed with the Securities and Exchange Commission on April 26, 1990, as amended.

** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

*** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

**** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

***** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

++ Incorporated by reference from exhibits filed in connection with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

++++ Incorporated by reference from exhibits filed in connection with the initial filing of the Company's Annual Report for the fiscal year ended December 31, 1995.

++++++   Confidential treatment has been requested on portions of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL SYSTEMS INTERNATIONAL, INC.


Date: July 3, 1996                 By: /s/ John J. Flavio
     -----------------                 ----------------------------------------
                                       John J. Flavio
                                       Senior Vice President and
                                       Chief Financial Officer

                               INDEX TO EXHIBITS


  Exhibit No.                     Description                             Page
- --------------- -------------------------------------------------------- -------
   3.1* Restated Articles of Incorporation of Digital Systems International, Inc., a Washington corporation.
   3.2***      Restated Bylaws of Digital Systems International, Inc.
               adopted on April 24, 1992.

   Management Contracts, Compensatory Plans or Arrangements:

   10.1++++    Digital  Systems International, Inc. Restated 1987
               Stock Option Plan, as amended.

   10.2**** Digital Systems International, Inc. 1995 Management and Company Performance Bonus Plan.

   10.3++++ Digital Systems International, Inc. 1996 Management and Company Performance Bonus Plan.

   10.4++++    Restated 1992 Stock Option Plan for Non-Employee
               Directors, as amended

   10.5*****   Digital Systems International, Inc. 1991 Employee
               Stock Purchase Plan, as amended

   10.6**** Executive Employment Agreement dated as of November 8, 1994 with Patrick S. Howard.

   10.7++++    Agreement dated as of June 30, 1995 with Michael L.
               Darland.

   10.8++ Executive Employment Agreement dated as of March 1, 1995 with Richard L. Anderson.

   10.9++ Executive Employment Agreement dated as of March 1, 1995 with Thomas R. Clark.

   10.10++ Executive Employment Agreement dated as of March 1, 1995 with John J. Flavio.

   10.11++ Executive Employment Agreement dated as of March 1, 1995 with Edmund D. Wilsbach.

   All Other Material Contracts:

   10.12** Lease for Building 17 dated January 15, 1991 between Michael R. Mastro, Redmond East Associates and Digital Systems International, Inc.

   10.13++++   Business Loan Agreement dated May 31, 1995 with
               Seattle-First National Bank

   10.14++++   Business  Loan  Agreement  dated  June 23,  1995 with
               U.S.  Bank of  Washington, National Association

   10.15*      Form of Pay for Performance Equipment Agreement

   10.16****   Form of Master Lease Agreement

   10.17++++   Form of Sales Order

   10.18* System Development Purchase and Distribution Agreement dated as of May 5, 1990 with Kawasaki Steel Corporation

   10.19*** International Distributor Agreement dated December 18, 1992 with Alcatel Australia Ltd.

   10.20*** Customer Purchase Agreement dated December 27, 1990 with Summa Four, Inc.

   10.21*** Software Source Code and Manufacturing Data Deposit and Escrow Agreement dated December 27, 1990 with Summa Four, Inc. and Data Securities International, Inc.

x  10.22       Purchase Agreement (AWA  99) between Hewlett Packard and
               Digital  Systems International, Inc. dated March 1, 1995

   10.23++++   Development, Testing & Demo Agreement (A10E2) between
               Hewlett Packard and Digital Systems International, Inc.
               dated April 25, 1995

x  10.23(a)++++++Development, Testing & Demo Agreement between Hewlett
               & Packard and Digital Systems International, Inc. dated
               April 1996.

   10.24++++   MOSAIX Project Agreement (AW855) between Hewlett Packard
               and Digital Systems International, Inc. dated October 30,
               1995

   13.1++++ Digital Systems International, Inc. Annual Report to Shareholders for the year ended December 31, 1995

   21.1++++    Subsidiaries of the Company

x  23.1        Consent of Independent Certified Public Accountants

- ---------------------------
Legend:

x        Filed herewith.

* Incorporated by reference from exhibits filed in connection with the Company's Registration Statement on Form S-1 (Registration No. 33-34561) filed with the Securities and Exchange Commission on April 26, 1990, as amended.

** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

*** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

**** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

***** Incorporated by reference from exhibits filed in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

++ Incorporated by reference from exhibits filed in connection with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

++++ Incorporated by reference from exhibits filed in connection with the initial filing of the Company's Annual Report for the fiscal year ended December 31, 1995.

++++++   Confidential treatment has been requested on portions of this document.