Form 10-K405/A
period 1995-12-31
DIGITAL SYSTEMS INTERNATIONAL INC
filed 1996-08-02
CIK 853266

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

================================================================================

        The Form 10-K for the fiscal year ended December 31, 1995 for Digital Systems International, Inc. is hereby amended to amend the exhibit index as more fully set forth in Part IV, Item Fourteen below.


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

                  10.22++++++Purchase Agreement (AWA 99) between Hewlett Packard and Digital Systems International, Inc. dated March 1, 1995

    x             10.23++++Development, Testing & Demo Agreement (A10E2)
                           between Hewlett Packard and Digital Systems
                           International, Inc. dated April 25, 1995

    x             10.23(a)++++++ Development, Testing & Demo Agreement
                           between Hewlett Packard and Digital Systems
                           International, Inc. dated April 1996

    x             10.24++++ MOSAIX Project Agreement (AW855) between
                           Hewlett Packard and Digital Systems International, Inc. dated October 30, 1995

                  13.1++++ Digital Systems International, Inc. Annual Report to
                           Shareholders for the year ended December 31, 1995

                  21.1++++ Subsidiaries of the Company

                  23.1++++++Consent of Independent Certified Public Accountants


B. There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1995.
- ------------------------
Legend:

x        Confidential treatment has been requested on portions of this document.

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

++++ Incorporated by reference from exhibits filed in connection with the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

++++++ Incorporated by reference from exhibits filed in connection with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL SYSTEMS INTERNATIONAL, INC.


Date: August 1, 1996                 By: /s/ John J. Flavio
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

   10.22++++++     Purchase Agreement (AWA 99) between Hewlett Packard and
                   Digital Systems International, Inc. dated March 1, 1995

x  10.23++++       Development, Testing & Demo Agreement (A10E2) between
                   Hewlett Packard and Digital Systems International, Inc.
                   dated April 25, 1995

x  10.23(a)++++++  Development, Testing & Demo Agreement between Hewlett
                   & Packard and Digital Systems International, Inc. dated April 1996.

x  10.24++++       MOSAIX Project Agreement (AW855) between Hewlett Packard
                   and Digital Systems International, Inc. dated October 30,
                   1995

   13.1++++ Digital Systems International, Inc. Annual Report to Shareholders for the year ended December 31, 1995

   21.1++++        Subsidiaries of the Company

   23.1++++++      Consent of Independent Certified Public Accountants

- ---------------------------
Legend:

x        Confidential treatment has been requested on portions of this document.

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

++++ Incorporated by reference from exhibits filed in connection with the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

++++++ Incorporated by reference from exhibits filed in connection with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.