Form 10-Q
period 1996-06-30
DIGITAL SYSTEMS INTERNATIONAL INC
filed 1996-08-13
CIK 853266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition Period from ______ to ______.

                         Commission file number 0-18511

                              ---------------------

                       DIGITAL SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                          corporation or organization)

          WASHINGTON                                       91-1273645
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     6464 185TH AVE. N.E.
     REDMOND, WASHINGTON                                      98052
(Address of principal executive offices)                   (Zip Code)


                                 (206) 881-7544
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Common stock, par value $0.01 per share: 9,507,080 shares outstanding as of June 30, 1996.

                    Page 1 of 12 sequentially numbered pages.

              DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                              ---------------------

PART I:  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.     Financial Statements                                           3

Item 2.     Management's Discussion and Analysis
            of Results of Operations and  Financial Condition              8

PART II:  OTHER INFORMATION

Item 4.     Submission  of Matters to a Vote of Security Holders           12

Item 6.     Exhibits and Reports on Form 8-K                               13

There were no reports on Form 8-K filed during the quarter ended June 30, 1996

PART I:

ITEM 1. FINANCIAL STATEMENTS

DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

- -------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                     JUNE 30, 1996     DEC 31, 1995
- -------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents and short-term investments           $    36,659        $   39,762
    Trade accounts receivable, net                                      19,627            21,236
    Notes receivable                                                       724               240
    Inventories                                                          2,640             2,958
    Current installments of contracts receivable                         2,451             2,797
    Prepaid expenses and other current assets                            3,190             2,958
                                                                   -----------        ----------
       Total current assets                                             65,291            69,951
Property, plant and equipment, net                                       6,085             5,508
Contracts receivable, less current installments                            863             1,793
Capitalized software costs, net                                          2,377             3,375
Other assets                                                             1,554               564
                                                                   -----------        ----------

    Total assets                                                   $    76,170        $   81,191
                                                                   ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                       $        73        $       77
    Accounts payable                                                     3,551             4,270
    Accrued compensation                                                 2,592             2,082
    Accrued expenses                                                     6,768             5,583
    Customer deposits and unearned revenue                               3,536             9,730
                                                                   -----------        ----------
       Total current liabilities                                        16,520            21,742

Deferred Federal income taxes                                              338             1,199
Other long-term liabilities                                                651               738
                                                                   -----------        ----------
    Total liabilities                                                   17,509            23,679
                                                                   -----------        ----------

Shareholders' equity
       Total shareholders' equity                                       58,661            57,512
                                                                   -----------        ----------

    Total liabilities and shareholders' equity                     $    76,170        $   81,191
                                                                   ===========        ==========


   See accompanying notes to the condensed consolidated financial statements.

DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

- ------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
- ------------------------------------------------------------------------------------------------------------
                                                  1996           1995  (UNAUDITED)    1996            1995
Revenue:
  Product sales                                 $ 14,474       $ 11,341             $ 27,591        $ 20,964
  Service and miscellaneous                        6,310          5,296               13,251          10,758
                                                --------       --------             --------        --------
                                                  20,784         16,637               40,842          31,722
                                                --------       --------             --------        --------

Cost of product sales and services:
  Product sales                                    4,439          4,264                9,484           8,499
  Service and miscellaneous                        3,060          2,155                5,783           4,344
                                                --------       --------             --------        --------
                                                   7,499          6,419               15,267          12,843
                                                --------       --------             --------        --------

     Gross profit                                 13,285         10,218               25,575          18,879
                                                --------       --------             --------        --------


Operating expenses:
  Selling, general and administrative              7,089          6,097               13,975          12,090
  Research and development                         2,981          1,645                5,338           3,443
  Write-off of capitalized software costs             --             --                  705              --
  Purchase of in-process research                     --             --
      and development                                 --             --                4,307              --
                                                --------       --------             --------        --------
      Total operating expenses                    10,070          7,742               24,325          15,533
                                                --------       --------             --------        --------

      Operating income                             3,215          2,476                1,250           3,346
  Other income, net                                  426            516                  870           1,108
                                                --------       --------             --------        --------

      Earnings  before income taxes                3,641          2,992                2,120           4,454

Income tax expense                                 1,298          1,088                2,293           1,621
                                                --------       --------             --------        --------


      Net earnings (loss)                       $  2,343       $  1,904             $   (173)       $  2,833
                                                ========       ========             ========        ========

Net earnings (loss) per share                   $   0.24       $   0.19             $  (0.02)       $   0.28
                                                ========       ========             ========        ========

Weighted average common shares and
  equivalents outstanding                          9,844          9,793                9,354           9,985
                                                ========       ========             ========        ========

   See accompanying notes to the condensed consolidated financial statements.

DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                        SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------------------------
                                                               1996             1995
                                                                    (UNAUDITED)

Net cash provided by (used in) operating activities:         $   (628)       $  5,416
                                                             --------        --------

Cash flows from investing activities:
  Purchase of short-term investments                          (22,779)        (24,022)
  Proceeds from the maturity of short-term investments         24,679              --
  Purchase of property, plant and equipment                    (2,099)           (823)
  Additions to capitalized software development costs            (641)           (982)
   Increase in other assets, net                                   --             (26)
                                                             --------        --------

Net cash used in investing activities                            (840)        (25,853)
                                                             --------        --------

Effect of exchange rate changes on cash                            47             (11)

Cash flows from financing activities:
  Repayment of long-term obligations                              (44)           (904)
  Purchase of treasury stock                                       --          (4,048)
  Exercise of stock options, other                              1,262             186
                                                             --------        --------

Net cash provided by (used in) financing activities             1,218          (4,766)
                                                             --------        --------

Decrease in cash and cash equivalents                            (203)        (25,214)
Cash and cash equivalents at beginning of period                5,914          40,971
                                                             --------        --------

Cash and cash equivalents at end of period                      5,711          15,757
                                                             --------        --------

Short-term investments at end of period                        30,948          24,033
                                                             --------        --------
Cash and cash equivalents and
  short-term investments at end of period                    $ 36,659        $ 39,790
                                                             ========        ========


   See accompanying notes to the condensed consolidated financial statements.

              DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Digital Systems International, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1995.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.       INVENTORIES

         A summary of inventories follows:

         (IN THOUSANDS)                            JUNE 30, 1996          Dec 31, 1995
                                                  ---------------        --------------
                                                    (unaudited)

         Raw materials                                    $1,455             $  838
         Work in process                                     696              1,269
         Finished goods                                      111                 26
         Installations in progress                           277                610
         Spare parts                                         101                215
                                                          ------             ------
                Total                                     $2,640             $2,958
                                                          ======             ======

3.       NET EARNINGS (LOSS) PER SHARE

         Net earnings per share is computed using the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. Common equivalent shares are calculated under the treasury stock method and consist of unexercised stock options. Net loss per share is computed using only the weighted average number of common shares outstanding during the period. Fully diluted earnings per share for all periods presented were not materially different from primary earnings per share.

4.       NEW ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This pronouncement establishes accounting and reporting standards for stock-based employee compensation plans, including: stock purchase plans, stock options and stock appreciation rights. This standard defines a fair value based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, Accounting for Stock Issued to Employees. Companies which elect to continue using the rules of Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. This standard is required for fiscal years beginning after December 15, 1995.

         The Company has elected to continue accounting for these types of equity instruments under APB Opinion No. 25 and will adopt the disclosure requirements in 1996.

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         GENERAL

         For the second quarter of 1996, the Company reported a 25% increase in revenue to $20.8 million over the $16.6 million reported in the second quarter of 1995. The Company reported second quarter 1996 net earnings of $2.3 million or 24 cents per share, compared with net earnings of $1.9 million or 19 cents per share for the comparable quarter of 1995.

         For the six months ended June 30, 1996, the Company reported a net loss of $0.2 million, or 2 cents per share. In February 1996, the Company acquired Caleo Software, Inc. and wrote-off $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software. Excluding these charges, net earnings for the first six months of 1996 would have been $4.6 million, or 47 cents per share, compared to $2.8 million, or 28 cents per share for 1995.

         REVENUE

         Revenue of $20.8 million for the second quarter of 1996 represents a 25% increase over revenue of $16.6 million reported in the comparable quarter of the prior year. Product sales increased $3.1 million to $14.5 million in 1996 versus $11.3 million in 1995. Service and miscellaneous revenue increased by $1.0 million, to $6.3 million from $5.3 million as a result of increased professional service revenues. International revenue decreased to $3.4 million in 1996 from $3.9 million in 1995, due to decreased product sales in Europe and Asia.

         Year-to-date revenue of $40.8 million represents a 29% increase over the $31.7 million reported last year. The overall revenue increase was driven by continued acceptance of the MOSAIX 5300 Series products by large-scale telemarketing and financial service customers.

         In the second quarter of 1996, the sale of MOSAIX systems to 3 customers accounted for 28% of that period's total product revenue, while three customers accounted for 35% in the second quarter of 1995.

         GROSS MARGIN

         Gross margin improved to 64% of revenue for the second quarter of 1996 from 61% of revenue during the second quarter ended June 30, 1995. Gross margin on product sales was 69% of revenue in the second quarter of 1996 compared to 62% in the comparable period of the prior year. During the second quarter of condensed 1996, the Company sold a greater proportion of large-scale, complex telemarketing and financial services application products in the MOSAIX 5300 Series. These sales contributed to the increase in gross margin. In addition, the Company has begun to realize the benefit of several product cost reduction efforts, as well as improved overhead coverage. Gross margin on service and miscellaneous revenue was 52% of revenue compared to 59% in the comparable period of the prior year, due to a higher mix of professional service revenues and lower customer support margins.

         Gross margin on year-to-date sales was 63% in 1996 versus 60% in 1995. Gross margin on product sales was 66% of revenue for the first six months of 1996 compared to 60% in the comparable period of the prior year. Product gross margins are influenced in part by the increase in sales volume as well as product mix, overhead coverage, and software amortization expense. Gross margin in 1995 includes accelerated software amortization expense resulting from the replacement of earlier versions of MOSAIX software with the MOSAIX 5000 Series products. In the first half of 1996, the Company expensed $0.9 million related to software amortization, compared to $1.9 million in the comparable period a year ago. Gross margin on service and miscellaneous revenue for the first six months was 56% of revenue compared to 60% in the comparable period of the prior year, due to a higher mix of professional service revenues and lower customer support margins.

         SELLING, GENERAL & ADMINISTRATIVE

         Selling, general & administrative expenses were $7.1 million or 34% of revenue in the second quarter of 1996, compared to $6.1 million or 37% of revenue in the comparable period of the prior year. For the six months ended June 30, 1996, selling, general & administrative expenses were $14.0 million or 34% of revenue compared to $12.1 million, or 38% in 1995. While selling, general and administrative expenses decreased as a percentage of revenue, the increase in spending is due to increased travel expenses as well as expansion of marketing activities, advertising and personnel costs.

         RESEARCH & DEVELOPMENT

         Research and development expense, net of amounts capitalized were $3.0 million or 14% of revenue in the second quarter of 1996, compared to $1.6 million or 10% of revenue in the comparable quarter of the prior year. Research and development spending increased to $3.2 million from $2.1 million, and software costs capitalized as a percent of spending were 8% (or $0.3 million) in the second quarter of 1996 and 22% (or $0.5 million) in 1995. The increase in research and development expenses is due to increased investment in the development of software applications and a decrease in the amount of capitalized research and development costs.

         For the six months ended June 30, 1996, research and development expenses net of amounts capitalized were $5.3 million, or 13% of revenue, compared with $3.4 million or 11% of revenue in the comparable period of the prior year. Research and development spending increased by $1.6 million from $4.4 million to $6.0 million due primarily to increases in engineering staff and outside contractors.

         The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue. The Company expects to invest approximately 10-12% of revenue in new product development. However, from time to time the Company may exceed the current level of investment.

         In February, 1996, the Company acquired Caleo Software, Inc. and wrote-off $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software due to rapidly changing technology. As a result, capitalized software (net) continues to decrease, and as of June 30, 1996, has been reduced to $2.4 million versus $3.4 million at December 31, 1995.

         OTHER INCOME, NET

         Net other income is comprised primarily of interest income, net and was $0.4 million in the second quarter of 1996, compared with $0.5 million in the prior year. Year-to-date interest income totaled $0.9 million versus $1.1 million in 1995. Interest income was slightly lower in 1996 compared to a year ago due to a decrease in invested cash.

         INCOME TAXES

         The effective tax rate for the quarter was 35.6% in 1996 compared to 36.4% in 1995. The rate difference was due primarily to the mix of foreign income compared to the prior year. The year-to-date effective tax rate, including the effect of the in-process research and development write off related to the Caleo acquisition in the first quarter was 108.2% in 1996 versus 36.4% in 1995. The in-process research and development, write off, is not deductible for tax purposes. Excluding the $4.3 million charge, the Company's six-month 1996 effective tax rate was 35.8% compared to 36.4% in the comparable period of the prior year.

FINANCIAL CONDITION

         LIQUIDITY & CAPITAL RESOURCES

         The Company's combined cash and cash equivalents and short-term investments were $36.7 million at June 30, 1996 versus $39.8 million at December 31, 1995. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and commercial paper, and is diversified among security types and issuers. It does not include any derivative products. During the first six months of 1996, the Company used $.6 million in cash from operations compared to $5.4 million generated in 1995. The use of cash from operating activities in 1996 was due primarily to the purchase of in-process research and development as a part of the purchase of Caleo Software, Inc. for $4.8 million in cash during February 1996. The majority of the purchase price was charged to operations. At June 30, 1996, the Company's working capital was $48.8 million compared to $48.2 million at December 31, 1995.

         During the first six months the Company invested $2.1 million to purchase property, plant and equipment compared to $0.8 million for the prior year. The increase is primarily due to the investment in internal customer management hardware and software systems. The Company made repayments on long-term obligations of $.04 million in 1996 versus $0.9 million in 1995.

         In addition to its cash and short term investment balances, the Company has available $10 million of domestic lines of credit to meet cash flow needs. The Company has elected to not renew a second $10 million line of credit at this time. Management believes that existing cash and short-term investments and cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

         The Board of Directors has authorized management to repurchase, from time to time, subject to certain conditions and limitations, up to 1,600,000 shares of common stock of the Company. These shares will be used to service the Company's employee stock option and stock purchase plans. As of August 2, 1996, a total of 678,000 shares have been repurchased at a cost of approximately $5.3 million.

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING STATEMENTS

         The Company, in its annual report to shareholders, its annual report on Form 10-K, its quarterly reports on Form 10-Q and in other documents filed with the Securities and Exchange Commission, as well as its press releases and oral communications, has made and may in the future continue to make forward-looking statements. When used in these contexts, the words "believes",

"anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statement. The Company undertakes no obligation to publicly release results of any revisions of such forward looking statements that may be made to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events. In addition the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in any of these contexts.

         FUTURE OPERATING RESULTS AND QUARTERLY FLUCTUATIONS. The Company believes that its quarterly operating results could be subject to fluctuations for a variety of reasons. The Company currently operates with a small backlog relative to its revenue; thus, most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of orders and customers. Sales in a quarter depend in part on the configuration of systems sold and on the volume and timing of bookings received during the current and prior quarter. In addition, the Company's operating expenses are relatively fixed in the short term. As a result, variations in timing of revenue can cause significant variations in quarterly results of operations. The Company's operating results for any quarter are, accordingly, not necessarily indicative of results for any future period.

         COMPETITION. The market for call processing systems is intensely competitive. The Company competes directly with three principal competitors and indirectly with a number of other competitors, some of whom have substantially greater financial, technical and marketing resources than the Company.

         PRODUCT CONCENTRATION, TECHNOLOGICAL CHANGE. The market for the Company's products and services is subject to rapid technological changes, requiring continual research and development expenditures by the Company. Competitors or new market entrants may introduce new products, features or services, or changes in communication technology could develop, that could adversely affect the competitive position of the Company's products and services in some or all of its markets. During the past two years, the Company's products have changed rapidly and significantly. Though the Company continues to invest significantly in research and development, there is no assurance that the Company will be able to maintain its competitive position.

         MARKET. The Company's future financial performance will depend on the size and rate of growth of the call center customer management market. Future development of this market will depend upon the expansion of current applications, successful creation of new applications for existing markets, and the increasing acceptance of call processing technology.

         REGULATORY ENVIRONMENT. While existing industry legislation does not directly regulate the manufacture and sale of the Company's products, certain existing legislation affects the ability of the Company's customers to use some of its products in certain ways. For example, The Company's MOSAIX systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. The adoption of legislation at the federal or state level and the promulgation of regulations under such statutes could have adverse affects on the Company's results by regulating the use of the Company's products and services.

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. Although the Company has not registered its copyrighted software, the Company's software is protected by copyright and trade secrets laws. There can be no assurance that steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation or independent third-party development of its technology.

PART II: OTHER INFORMATION

     A.  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

B. The annual meeting of Digital Systems International, Inc.'s shareholders was held on April 30, 1996. The following proposals were submitted to a vote:

a) To elect three directors to hold office for terms of three years, or until their respective successors are elected and qualified. The proposal passed with the following number of votes:

                                                    Affirmative       Abstentions
                                                    -----------------------------

      Harvey N. Gillis                                7,591,413            49,582
      David J. Ladd                                   7,590,211            50,784
      Robert S. Leventhal                             7,591,143            49,852

b) To approve an amendment to the Digital Systems International, Inc. Restated 1992 Stock Option Plan for Non-Employee Directors. This proposal passed with 6,805,389 affirmative votes, 753,455 negative votes, and 82,151 abstentions.

c) To ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company. This proposal passed with 7,610,511 affirmative votes, 4,237 negative votes, and 26,247 abstentions.

     C.  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           11. Computation of Earnings Per Share is on page 14.

       (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1996.

DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

EXHIBIT 11:  COMPUTATION OF EARNINGS PER SHARE


                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1996          1995               1996          1995
- ------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)

Weighted average number of shares outstanding              9,439         9,321              9,354          9,524
Dilutive common equivalent shares from outstanding
  stock options using the treasury stock method              405           472                               461
                                                         ---------------------            ----------------------

Weighted average common shares and common
  equivalent shares                                        9,844         9,793              9,354          9,985
                                                         =====================            ======================


Net earnings (loss)                                      $ 2,343       $ 1,904            $  (173)       $ 2,833
                                                         =====================            ======================

Net earnings (loss) per share                            $  0.24       $  0.19            $ (0.02)       $  0.28
                                                         =====================            ======================

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL SYSTEMS INTERNATIONAL, INC.
                                                   (Registrant)

         DATE:  August 6, 1996        BY:        Richard L. Anderson
                                          ----------------------------------
                                                 Richard L. Anderson
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)