Form 10-Q/A
period 1996-06-30
DIGITAL SYSTEMS INTERNATIONAL INC
filed 1996-11-12
CIK 853266

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition Period from __________ to __________.

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

                                 (206) 881-7544
              (Registrant's telephone number, including area code)

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

C.       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                +  10.1*            Original Equipment Manufacturer (OEM)
                                    Agreement, as amended, between Hewlett
                                    Packard Company and Digital Systems
                                    International, Inc., dated April 24, 1996.

                +  11.              Computation of Earnings Per Share is on page
                                    14.

                +  27.              Financial Data Schedule.

         ------------------------
         +        Previously filed.

         * Confidential treatment has been requested with respect to portions of the exhibit.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 1996        DIGITAL SYSTEMS INTERNATIONAL, INC.
                                             (Registrant)

                               By:  /s/ Richard L. Anderson
                                  ------------------------------------
                                    Richard L. Anderson
                                    Vice President-Controller
                                    (Chief Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBIT NO.                          DESCRIPTION

   +  10.1*        Original Equipment Manufacturer (OEM) Agreement, as amended, between Hewlett Packard Company and Digital Systems
                   International, Inc., dated April 24, 1996.

   +  11.          Computation of Earnings Per Share is on page 14.

   +  27.          Financial Data Schedule.

------------------------

+        Previously filed.

* Confidential treatment has been requested with respect to portions of the exhibit.