Form 10-Q
period 1996-09-30
DIGITAL SYSTEMS INTERNATIONAL INC
filed 1996-11-14
CIK 853266

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996
                                       or
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition Period from ______ to ______.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


Common stock, par value $0.01 per share: 9,439,688 shares outstanding as of September 30, 1996.

                    Page 1 of 17 sequentially numbered pages.

--------------------------------------------------------------------------------

              DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS
                              ---------------------


PART I:  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.           Financial Statements                                    3

Item 2.           Management's Discussion and Analysis
                  of Results of Operations and  Financial Condition       8


PART II:  OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K                       16

PART I:

ITEM 1. FINANCIAL STATEMENTS

DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES


---------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                               SEPT. 30, 1996     DEC. 31, 1995
---------------------------------------------------------------------------------------------
                                                             (UNAUDITED)

ASSETS
Current assets:
      Cash and cash equivalents and short-term investments     $ 30,043           $ 39,762
      Trade accounts receivable, net                             24,420             22,206
      Inventories                                                 2,175              2,958
      Current installments of contracts receivable                2,064              2,797
      Prepaid expenses and other current assets                   3,623              2,228
                                                               --------           --------
            Total current assets                                 62,325             69,951

Furniture, equipment, and leasehold improvements, net             6,019              5,508
Contracts receivable, less current installments                     946              1,793
Capitalized software costs, net                                   2,141              2,870
Other assets                                                      5,269              1,069
                                                               --------           --------

      Total assets                                             $ 76,700           $ 81,191
                                                               ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current installments of long-term obligations           $      81           $     77
      Accounts payable                                            3,412              4,270
      Accrued compensation                                        3,289              2,082
      Other accrued expenses                                      4,760              5,583
      Customer deposits and unearned revenue                      3,695              9,730
                                                              ---------           --------
            Total current liabilities                            15,237             21,742

Deferred federal income taxes                                       739              1,199
Other long-term liabilities                                         453                738
                                                              ---------           --------
      Total liabilities                                          16,429             23,679

Shareholders' equity                                             60,271             57,512
                                                              ---------           --------

      Total liabilities and shareholders' equity              $  76,700           $ 81,191
                                                              =========           ========




   See accompanying notes to the condensed consolidated financial statements.


DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)               THREE MONTHS ENDED SEPT. 30,               NINE MONTHS ENDED SEPT. 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1996            1995        (UNAUDITED)      1996           1995
Revenue:
   Product sales                                    $ 15,103       $  11,128                   $ 42,694          $ 32,093
   Service and miscellaneous                           6,556           5,516                     19,807            16,274
                                                    --------       ---------                   --------          --------
                                                      21,659          16,644                     62,501            48,367
                                                    --------       ---------                   --------          --------
Cost of product sales and service:
   Product sales                                       4,559           4,324                     14,044            12,824
   Service and miscellaneous                           3,518           2,043                      9,301             6,387
                                                    --------       ---------                   --------          --------
                                                       8,077           6,367                     23,345            19,211
                                                    --------       ---------                   --------          --------
        Gross profit                                  13,582          10,277                     39,156            29,156

Operating expenses:
   Selling, general and administrative                 7,682           5,966                     21,661            18,055
   Research and development                            2,393           1,591                      7,728             5,034
   Write-off of capitalized software costs                --              --                        705                --
   Purchase of in-process research
         and development                                  --              --                      4,307                --
                                                    --------       ---------                   --------          --------
         Total operating expenses                     10,075           7,557                     34,401            23,089
                                                    --------       ---------                   --------          --------
         Operating income                              3,507           2,720                      4,755             6,067

Other income, net                                        438             517                      1,309             1,624
                                                    --------       ---------                   --------          --------

         Earnings before income taxes                  3,945           3,237                      6,064             7,691

Income tax expense                                     1,188           1,186                      3,480             2,807
                                                    --------       ---------                   --------          --------

         Net earnings                               $  2,757       $   2,051                   $  2,584          $  4,884
                                                    ========       =========                   ========          ========

Net earnings per share                              $   0.28       $    0.21                   $   0.26          $   0.50
                                                    ========       =========                   ========          ========

Weighted average common shares and
   common share equivalents outstanding                9,901           9,777                      9,843             9,814





   See accompanying notes to the condensed consolidated financial statements.


DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                                            NINE MONTHS ENDED SEPT. 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1996                     1995
                                                                                                (UNAUDITED)

Net cash provided by (used in) operating activities:                                    $   (1,792)              $  8,343
                                                                                        ----------              --------
Cash flows from investing activities:
     Purchase of short-term investments                                                    (32,373)              (35,282)
     Proceeds from the maturity of short-term investments                                   38,686                    --
     Purchase of furniture, equipment, and leasehold improvements                           (2,696)               (1,622)
     Additions to capitalized software costs                                                  (902)               (1,444)
     Increase in long term notes receivable                                                 (4,000)                   --
     Other                                                                                    (443)                  414
                                                                                        ----------              --------

Net cash used in investing activities                                                       (1,728)              (37,934)
                                                                                        ----------              --------

Effect of exchange rate changes on cash                                                         82                    50

Cash flows from financing activities:
     Repayment of long-term obligations                                                        (56)                 (922)
     Purchase of treasury stock                                                             (1,226)               (4,048)
     Issuance of additional common shares                                                    1,314                   289
                                                                                        ----------              --------

Net cash provided by (used in) financing activities                                             32                (4,681)
                                                                                        ----------              --------

Decrease in cash and cash equivalents                                                       (3,406)              (34,222)
Cash and cash equivalents at beginning of period                                             5,914                40,971
                                                                                        ----------              --------

Cash and cash equivalents at end of period                                                   2,508                 6,749

Short-term investments at end of period                                                     27,535                35,468
                                                                                        ----------              --------

Cash and cash equivalents and
    short-term investments at end of period                                             $   30,043              $ 42,217
                                                                                        ==========              ========







   See accompanying notes to the condensed consolidated financial statements.

              DIGITAL SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Digital Systems International, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.       INVENTORIES
         A summary of inventories is as follows:

         (IN THOUSANDS)                   SEPT. 30, 1996         DEC 31, 1995
                                          --------------         ------------
                                           (UNAUDITED)
         Raw materials                       $  898                  $  838
         Work in process                        491                   1,269
         Finished goods                         245                      26
         Installations in progress              212                     610
         Spare parts                            329                     215
                                             ------                  ------
                Total                        $2,175                  $2,958
                                             ======                  ======

3.       EARNINGS PER SHARE

         Net earnings per share is computed using the weighted average number of common shares outstanding plus dilutive common equivalent shares outstanding during the period. Common equivalent shares are calculated under the treasury stock method and consist of unexercised stock options. Fully diluted earnings per share for all periods presented were not materially different from primary earnings per share.

4.       NEW ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This pronouncement establishes accounting and reporting standards for stock-based employee compensation plans, including: stock purchase plans, stock options and stock appreciation rights. This new pronouncement defines a fair value based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, Accounting for Stock Issued to Employees. Companies which elect to continue using the rules of Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if this new pronouncement had been applied. This new reporting standard is required for fiscal years beginning after December 15, 1995.

         The Company has elected to continue accounting for such types of equity instruments in accordance with the rules of APB Opinion No. 25 and will make the required pro forma disclosures in its December 31, 1996 audited consolidated financial statements.

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period financial statements to conform with the current quarter presentation.

6.       SUBSEQUENT EVENT

         In October 1996, the Company announced it had entered into a Merger Agreement with ViewStar Corporation ("ViewStar"), an enterprise business process and document management software provider . Pursuant to the Merger Agreement, which is subject to approval of both company's shareholders, ViewStar would become a wholly-owned subsidiary of the Company through the exchange of 0.693 shares of the Company's common stock for each share of ViewStar stock. The proposed merger will be submitted to a vote of shareholders in December 1996. The merger is expected to be accounted for as a pooling-of-interests.

         The Company has filed a proxy statement with the Securities and Exchange Commission relating to the merger proposal which more fully describes the proposed merger.

         In September 1996, prior to negotiation of the Merger Agreement , the Company and ViewStar entered into a Joint Marketing and Product Development Agreement. In addition the Company entered into a loan agreement under which the Company provided ViewStar with $4.0 million of debt financing to fund joint product development efforts. This loan to ViewStar is included in Other Assets in the September 30, 1996 Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



         RESULTS OF OPERATIONS

         OVERVIEW

         For the third quarter of 1996, the Company reported an increase in revenue to $21.7 million compared with $16.6 million reported in the third quarter of 1995. The Company reported third quarter 1996 net earnings of $2.8 million, or $.28 per share, compared with net earnings of $2.1 million, or $.21 per share, for the comparable quarter of 1995.

         For the nine months ended September 30, 1996, the Company reported net earnings of $2.6 million, or $.26 per share. In February 1996, the Company acquired Caleo Software, Inc. and wrote-off $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software costs. Excluding these charges, net earnings for the first nine months of 1996 would have been $7.3 million, or $.75 per share, compared to $4.9 million, or $.50 per share, for the first nine months of 1995.

         REVENUE

         Revenue of $21.7 million for the third quarter of 1996 represented a 30% increase over revenue of $16.6 million reported in the comparable quarter of the prior year. Product sales increased $4.0 million or 36% to $15.1 million in 1996 versus $11.1 million in 1995. Service and miscellaneous revenue increased by $1.1 million or 20% to $6.6 million from $5.5 million as a result of increased professional service revenues and larger installed base. International revenue decreased to $2.9 million in the third quarter of 1996 from $3.6 million in the comparable quarter for 1995, due to decreased product sales in Europe, Africa and Asia.

         Revenues of $62.5 million for the nine months ended September 30, 1996 represented a 29% increase over revenue of $48.4 million reported in the comparable period of the prior year. Product sales increased $10.6 million or 33% to $42.7 million in 1996 versus $32.1 million in 1995. Service and miscellaneous revenue increased by $3.5 million or 22%, to $19.8 million from $16.3 million as a result of increased professional service and customer support revenues. International revenue increased to $9.9 million in 1996 from $8.6 million in 1995, due to increased product sales in Europe, Africa and Asia. The overall revenue increase was influenced by continuing acceptance of the MOSAIX 5300 Series products by customers in the telecommunications, financial services, and retailing industries.

         In the third quarter of 1996, the sale of MOSAIX systems to three customers accounted for 32% of the total product revenue, while three customers accounted for 35% in the third quarter of 1995. For the first nine months of 1996, the sales of MOSAIX systems to three customers accounted for 21.5% of that period's total product revenue, while three customers accounted for 30.6% for the first nine months of 1995.

         GROSS MARGIN

         Total gross margin remained constant at approximately 63% of revenue for both the third quarter of 1996 and the comparable period last year. Product gross margin, however, was

         70% in the third quarter of 1996 compared to 61% in the comparable period of the prior year. Product gross margins are influenced, in part, by the increase in sales volume as well as changes in product mix, overhead coverage, and software amortization expense. During the third quarter of 1996, the Company sold a greater proportion of larger-scale, complex telemarketing and financial services application products in the MOSAIX 5300 Series, which typically carry higher margins. In addition, certain systems component costs were reduced and software amortization expense was approximately $.3 million versus $.5 million for the comparable quarter a year ago. The reduction in service and miscellaneous gross margin to 46% compared to 63% in the comparable period of the prior year was related to the increased revenue contribution of lower margin professional service revenues and increased customer support expenses as a result of increased costs in providing customer support (people) and increased costs from an expansion of the Company's customer support infrastructure (software and systems).

         Gross margin improved to 63% for the first nine months of 1996 from 60% for the first nine months of 1995. Gross margin on product sales was 67% for the first nine months of 1996 compared to 60% in the comparable period of the prior year. This change in product gross margins was influenced, in part, by the increase in sales volume as well as product mix, overhead coverage, and software amortization expense. During the first nine months of 1996, the Company sold a greater proportion of large scale, complex telemarketing and financial services application products in the MOSAIX 5300 Series which contributed to the increase in gross margins. Gross margin in 1995 included accelerated software amortization expense resulting from the replacement of earlier versions of MOSAIX software with the MOSAIX 5000 Series products. For the first nine months of 1996 the Company expensed $1.9 million related to software amortization, compared to $2.4 million in the comparable period a year ago. Gross margin on service and miscellaneous revenue for the first nine months of 1996 was 53% compared to 61% in the comparable period of the prior year, due to a higher mix of lower margin professional service revenues and lower customer support margins as a result of increased costs mentioned above.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $7.7 million or 35% of revenue in the third quarter of 1996, compared to $6.0 million or 36% of revenue in the comparable period of the prior year. For the nine months ended September 30, 1996, selling, general and administrative expenses were $21.7 million or 35% of revenue compared to $18.1 million or 37% in 1995. While selling, general and administrative expenses decreased as a percentage of revenue, the increase in spending resulted from increased travel expenses, an expansion of marketing related activities, advertising from personnel costs.

         RESEARCH AND DEVELOPMENT

         Research and development expense, net of amounts capitalized as software development costs, was $2.4 million or 11% of revenue in the third quarter of 1996, compared to $1.6 million or 10% of revenue in the comparable quarter of the prior year. Research and development spending increased to $2.7 million from $2.0 million, and software costs capitalized as a percent of spending were 10% (or $0.3 million) in the third quarter of 1996 compared to 22% (or $0.5 million) in the third quarter of 1995. The increase in research and development expenses is due to increased investment in the development of software applications and a decrease in the amount of capitalized research and development costs.

         For the nine months ended September 30, 1996, research and development expenses net of amounts capitalized, were $7.7 million, or 12% of revenue, compared with $5.0 million or

         10% of revenue in the comparable period of the prior year. Gross research and development spending increased to $8.8 million from $6.5 million due primarily to increases in engineering staff and outside contractors. Software costs capitalized as a percentage of research and development spending were 11% ($0.9 million) in the first nine months of 1996 and 22% ($1.4 million) in the first nine months of 1995.

         The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue. The Company expects to invest approximately 10-12% of revenue in new product development. However, from time to time, the Company may exceed the current level of investment in product development.

         In February 1996, the Company acquired Caleo Software, Inc. and wrote-off $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software costs due to rapidly changing technology. Capitalized software costs continue to decrease, and as of September 30, 1996, has been reduced to $2.1 million compared to $2.9 million at December 31, 1995.

         OTHER INCOME, NET

         Net other income is comprised primarily of interest income, and was $0.4 million in the third quarter of 1996, compared with $0.5 million in the comparable period of the prior year. Year-to-date other income totaled $1.3 million versus $1.6 million in 1995. Interest income was slightly lower in 1996 compared to the prior year due to a decrease in cash and short-term investments.

         INCOME TAXES

         The effective tax rate for the third quarter of 1996 was 30% compared to 37% in 1995. The rate difference was primarily due to a lower actual 1995 tax rate than previously estimated. This tax credit will be recognized over both the third and fourth quarters of 1996. This lower rate resulted from additional Foreign Sales Corporation commissions and a favorable change in the tax rules for research and development credits. The year-to-date effective tax rate, including the effect of the in-process research and development write-off related to the Caleo acquisition in the first quarter of 1996 was 57% in 1996 versus 36% in 1995. This unusually high tax rate is the result of the in-process research and development write-off not being deductible for tax purposes. Excluding the $4.3 million charge, the Company's nine-month 1996 effective tax rate would have been 34% compared to 36% in the comparable period of the prior year.



         FINANCIAL CONDITION

         LIQUIDITY & CAPITAL RESOURCES

         The Company's combined cash and cash equivalents and short-term investments were $30.0 million at September 30, 1996 versus $39.8 million at December 31, 1995. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and commercial paper, and is diversified among security types and issuers. It does not include any derivative products. At September 30, 1996, the Company's working capital was $47.1 million compared to $48.2 million at December 31, 1995.

         During the first nine months of 1996, the Company used $1.8 million in cash from operations compared to $8.3 million generated in 1995. The use of cash from operating activities in the nine months ended September 30, 1996 was due primarily to the purchase of Caleo Software, Inc. for $4.8 million in cash during February 1996, as well as a decrease in customer deposits and an increase in accounts receivable. Of the $4.8 million Caleo purchase price, $4.3 million was charged to operations as in-process research and development costs.

         During the first nine months of 1996, the Company invested $2.7 million to purchase furniture, equipment, and leasehold improvements compared to $1.6 million for the first nine months of the prior year. The increase is primarily due to the investment in internal customer management hardware and software systems. The Company made repayments on long-term obligations of $0.1 million in 1996 versus $0.9 million in 1995. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company's cash position was reduced in 1996 by a $4.0 million loan to ViewStar.

         The Board of Directors has authorized management to repurchase, from time to time, subject to certain conditions and limitations, up to 1,600,000 shares of common stock of the Company. During the third quarter of 1996, the Company repurchased 83,000 shares at a cost of $1.2 million. As of September 30, 1996, a total of 691,000 shares have been repurchased at a cost of approximately $5.5 million. The repurchase plan was suspended on October 2, 1996.

         In addition to its cash and short term investment balances, the Company has available a $10 million domestic line of credit to meet cash flow needs. The Company has elected not to renew a second $10 million line of credit at this time. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.


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

         As indicated in Note 6 of notes to the Condensed Consolidated Financial Statements, in October 1996, the company entered into a merger agreement with ViewStar. On October 25, 1996, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Registration Statement"), which also sets forth information about such business combination and the risks and uncertainties which could, in addition to the factors set forth below, have a material impact on the Company's operations and its ability to achieve the results expressed in forward-looking statements. Reference is made to the Registration Statement for a full description of such risks and uncertainties.

         Within the foregoing limitations, the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in the contexts in which they are made.

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

         COMPETITION. The market for call processing systems and software is intensely competitive. The Company competes directly with three principal competitors and indirectly with a number of other competitors, some of whom have substantially greater financial, technical and marketing resources than the Company.

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

PART II:    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

          None

Items 2.  CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5    OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits
                  11.  Computation of Earnings Per Share is on page 14.


         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIGITAL SYSTEMS INTERNATIONAL, INC.
                                                                    (Registrant)


DATE:  November 14, 1996                       BY:   Richard L. Anderson
                                                  ______________________________
                                                     Richard L. Anderson
                                                     Vice President - Controller
                                                     (Chief Accounting Officer)