Form 10-K405
period 1996-12-31
MOSAIX INC
filed 1997-03-12
CIK 853266

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-18511

                                  MOSAIX, INC.
             (Exact name of registrant as specified in its charter)
                                  -------------

               WASHINGTON                                   91-1273645
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          6464 185TH AVENUE N.E
           REDMOND, WASHINGTON                                 98052
(Address  of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (206) 881-7544

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 3, 1997 was $137,639,958 (based on the closing sale price of $10.375 per share on the Nasdaq National Market on such date).

The number of shares outstanding of the registrant's common stock, $0.01 par value per share as of March 3, 1997 was 13,266,502.

DOCUMENTS INCORPORATED BY REFERENCE
PART III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                  MOSAIX, INC.

                               TABLE OF CONTENTS


PART I
Item One       Business
Item Two       Properties
Item Three     Legal Proceedings
Item Four      Submission of Matters to a Vote of  Security Holders

PART II
Item Five      Market for the Registrant's Common Equity and Related Stockholder
               Matters
Item Six       Selected Financial Data
Item Seven     Management's Discussion and Analysis of Results of Operations and
               Financial Condition
Item Eight     Financial Statements and Supplementary Data
Item Nine      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

PART III
Item Ten       Directors and Executive Officers of the Registrant
Item Eleven    Executive Compensation
Item Twelve    Security Ownership of Certain Beneficial Owners and Management
Item Thirteen  Certain Relationships and Related Transactions

PART IV
Item Fourteen  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

                                    ITEM ONE

         BUSINESS

Mosaix, Inc. (hereinafter referred to as "Mosaix" or the "Company") is a global provider of enterprise customer management solutions that automate and optimize an organizations's interactions with customers. Prior to January 1, 1997, Mosaix was known as Digital Systems International, Inc. ("DSI"). Effective December 24, 1996, a wholly owned subsidiary of DSI merged with a California corporation known as ViewStar Corporation ("ViewStar"), and as a result of the merger ViewStar became a wholly owned subsidiary of DSI. The combined Company's current operations encompass all former DSI operations, including its wholly owned United Kingdom subsidiary known as Mosaix Ltd., and ViewStar and its wholly owned subsidiaries.

Mosaix designs, develops, markets and supports call center systems and application software designed to help organizations improve the productivity, quality, effectiveness and profitability of their communications with customers. Mosaix also offers professional services designed to assist organizations in integrating their telephone system with computer and data management systems. The Company's Call Center Applications Group offers sophisticated systems for processing and managing outbound and blended inbound/outbound telephone communications. Mosaix enterprise applications allow more customer information to be captured, quickly routed to the right person, and managed throughout the life cycle of a customer relationship. Call center applications and integration services enable the Company to link telephony technologies into a customer management solution. Mosaix call center products and services are used in a broad range of industries, including financial services, credit card and consumer collections, telecommunications and utilities, retail, cable television, healthcare, fundraising, education and telemarketing. The Company's ViewStar Enterprise Application Group provides client/server document workflow software that enables customers to automate and improve document-intensive business processes across the enterprise. The ViewStar Enterprise Document Workflow System (the "ViewStar System") is a family of integrated software modules that provide a complete framework for designing, developing and deploying enterprise document workflow applications. The ViewStar System is a client/server application framework designed to rapidly develop and deploy business critical, process-intensive applications that integrate structured and unstructured information. ViewStar products are used in a wide variety of applications, including consumer and mortgage lending, claims processing, underwriting, trust management, contract management, accounts payable, and customer service.

Mosaix's strategy is to assist organizations in profitably and effectively managing the "electronic space" between them and their customers by integrating advanced telephony and call management technologies with customer data and business process applications. Using sophisticated call management, and workflow technologies to provide software based solutions, Mosaix believes that organizations will be able to expand the functions and capabilities of their call centers, and to integrate them with back office processes based upon improving the effectiveness of each contact with a customer increasing total customer satisfaction and further enhancing the customer relationship.

Headquartered in Redmond, Washington, Mosaix has sales offices in Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Charlotte, North Carolina; Cleveland, Ohio; Costa Mesa, California; Dallas, Texas; New York, New York; Vienna, Virginia; and London and Bracknell, England and has established value-added reseller relationships in North America, Asia, South America, Africa and Europe. The ViewStar Enterprise Application Group is headquartered in Alameda, California.

Mosaix, a Washington corporation, was incorporated in 1984.

         INDUSTRY BACKGROUND

Call Centers. Over the past ten years, businesses and other organizations have increasingly used dedicated centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of database management to capture, store and report on relevant customer information. As the importance of the call center has increased and as more functions and capabilities have been combined, a parallel industry has emerged to create and support the systems, software and services that are designed to make these call centers efficient, effective and well matched to the broader corporate mission of the enterprise.

Typically, the call center is the primary "hub" within an organization for placing or receiving a large volume of customer calls. Customer service representatives ("CSRs") are the call center's workforce responsible for talking with customers about subjects including reservations, product information, account information, and problem resolution. The communication objectives are as varied as the businesses that employ call centers as part of their marketing and/or services strategy. Mosaix believes that the call center has become a strategic business asset as well as the logical point of integration for customer communications within enterprises. The result is a shift from a call center-only mission a higher value customer-care mission.

Call centers can range in size from fewer than five CSRs in one location to thousands of CSRs in multiple locations, networked together via computer and telecommunications systems. With the significant variability of call center sizes and call handling objectives, the industry relies on a variety of suppliers to provide product and service solutions to address their business and communication needs. Today these product and service solutions include:

         - Customer premise telephone call routing and switching systems ("ACDs" and "PBXs")

         - Computer telephony integration ("CTI") software (software that integrates computer (data) and telecommunications equipment (voice))

         - Application software to enhance and facilitate inbound and outbound customer communications

         -        Agent coaching and counseling software tools

         -        Reporting tools to measure and report on agent effectiveness

         -        Peripheral products (headsets, speakers, video displays)

         - Voice mail and interactive voice response ("IVR") systems, which enable callers to access information in an organization's computer database via touch-tone dialing

         - Computer networking and communications systems, including e-mail and Internet access systems

         -        Database/back office information processing systems

Business Process Applications (BPA). The proliferation of relational database management systems and the growth of client/server computing has fueled deployment of applications that process and manage structured data. Structured data, such as financial or inventory data, are typically stored in the rows and columns of databases. However, these applications and their underlying technologies are not designed to manage the increasing complexity and variety of the information content and transaction requirements inherent in most business processes. According to some industry reports, as much as 80% of corporate data is unstructured; consisting of imaged documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, electronic data interchange (EDI) records, and World Wide Web (Web) documents. For example, loan officers processing loan applications need access to a variety of structured data, such as customer and product information, and unstructured data, including images of applications, credit reports, credit analysis spreadsheets and other documents. The ability to access, manage and process all relevant information content, including the seamless integration of structured and unstructured data, has emerged as a key requirement for business process automation solutions.

Initial efforts to automate document-intensive processes began with electronic imaging technologies in the late 1980's. These early image-processing products provided on-line equivalents to paper-based storage and management of business information. These systems focused primarily on storage and retrieval applications and were generally only available on dedicated, expensive and proprietary platforms.

Workflow technology emerged first with the development of rigid and highly customized BPA software that addressed transaction-based applications focused on automated routing of document images and related information. Although this software generated significant benefits both in improved operations efficiency and cost reductions, implementations were costly, limited in scope and difficult to change. At the same time, document management emerged as a means for managing electronic documents and certain other types of unstructured business information. While these solutions provide significant benefits by allowing an enterprise access to documents, document management systems do not generally address the fundamental need to improve business processes. This has resulted in growing market demand for solutions that combine sophisticated business process functionality with the ability to seamlessly manage both structured and unstructured business information.

With the availability of the Internet and intranets, companies have recognized the opportunity to provide their employees, business partners, and customers with even greater access to business information. By combining BPA and document management with Internet and intranet technologies, companies will be able to significantly broaden access to automated business processes within their enterprises. This will extend the reach and value of BPA to include document-based business transactions with their partners and customers beyond the enterprise. As a result, businesses now seek next-generation business process automation solutions that include Internet and intranet capabilities.

         CALL CENTER SYSTEMS AND APPLICATIONS

Mosaix Call Management Systems are the Company's UNIX-based suite of products used for the processing and management of outbound and inbound telephone calls. Integrating directly with an organization's existing telecommunications system and customer database, the core function of the Mosaix Call Management System is to process and manage outbound and blended outbound/inbound customer contact activity within call centers. In managing outbound calling, the Mosaix systems acquire, review and organize customer data; automatically dial phone numbers quickly; monitor, interpret and act upon each telephone call's progress; program redials at the appropriate time and rate; route live voice responses immediately to an operator; and post and report record updates. The Mosaix 5000 Call Management System (the "Mosaix 5000"), in addition to performing its normal outbound call management functions, assists in managing inbound calls.

The Mosaix 5000 was launched in the summer of 1995 and includes Campaign Director, a graphical interface that provides real-time control over call center operations. This real-time control allows a supervisor to monitor call center progress toward established goals and to manage call center resources efficiently. Mosaix's Predictive Blend technology, available with the Mosaix 5000, allows inbound call centers the ability to maximize agent productivity. Predictive Blend predicts the personnel requirements necessary to handle the constantly changing volume of inbound telephone calls by transferring CSRs between incoming and outgoing call functions as call volumes change.

In January 1996, Mosaix introduced the Mosaix 3000 Call Management System (the "Mosaix 3000") and the Mosaix 4000 Call Management System (the "Mosaix 4000"), both of which are smaller-scale systems designed to assist smaller call centers and organizations in processing and managing their outbound call requirements. The Mosaix 4000 is marketed through Mosaix's telesales and direct sales force and targets the midrange financial services and telemarketing customer. The Mosaix 3000 is sold by Mosaix's newly developed network of domestic value-added resellers, who are expected to focus on small and medium-sized telemarketing service bureaus and internal telemarketing, telesales and teleservicing departments.

Mosaix launched its first Internet-based product, Campaign Surfer, in October 1996. This product enables users of popular Web browsers to view information about Mosaix calling campaigns and agent performance. In addition, the Company recently encouraged third-party application developers to develop customized CSR applications by releasing the Agent API developer's kit, which helps customers integrate data from their host and Mosaix systems.

Mosaix's Call Management Systems are used in a broad range of industries, including financial services, credit card and consumer collections, telecommunications, utilities, retail, cable television, healthcare, fundraising, education and telemarketing. Historically, the majority of sales have been to the financial services and credit industries with emphasis on collection activity, the telecommunications and utilities industries and major retail businesses.

         APPLICATION SOFTWARE TO IMPROVE TELEPROFESSIONAL EFFECTIVENESS

Mosaix provides software-only products that can reside in both host-based and client/server environments that integrate with Mosaix Call Management Systems or call management systems provided by the Company's competitors.

Guide is designed to allow a call center supervisor to control the content and pace of each customer contact. Call guides (or scripts) for call center employees historically have been programmed by the vendor or by application specialists, with any changes requiring system shut down and reprogramming. By contrast, Guide is designed so that call center supervisors without programming skills can design and maintain scripts without relying on the vendor or third-party application specialists. Supervisors can change the scripts as necessary, even mid-campaign, providing increased flexibility and enabling the organization to tailor scripts based on agent skill levels and campaign objectives.

Analyst software produces detailed reports, integrating statistics from various vendor products, including the ACD/PBX (telephone switch), the IVR system, host computer, dialer and other applications. It can also integrate other software programs, such as payroll or executive reporting systems. This product is designed to assist call center managers in reviewing the performance of multiple call center systems by integrating and normalizing raw data and generating key statistics. Analyst also includes features enabling managers to establish goals for CSRs and extract data which can then be utilized by other software programs (e.g., an extract of all agent hours for use in the payroll system or an extract of system performance information to be placed into an executive presentation document).

Scout, introduced in August 1996, is a Windows NT-based customer interaction software designed to manage incoming telephone calls. Mosaix is marketing
Scout through its network of value-added resellers to organizations with smaller call centers and to larger organizations with departments with informal call center needs. Scout is designed to enable CSRs, managers and supervisors to obtain immediate visual representations of queuing and other information about incoming calls and, on the basis of such information, to handle or distribute such calls appropriately (including taking calls out of order, routing callers directly to CSRs with proper skill sets to handle their requests or directing less important calls to voicemail). Call center personnel can review relevant information about the caller or the reason for the call without changing the caller's position in the queue. Customer information and attributes arrive at the agent's desktop terminal at the same time as the call.

         CLIENT/SERVER SOFTWARE FOR BUSINESS PROCESS APPLICATIONS

The ViewStar System is an enterprise-class, client/server application framework that is built on Windows NT and utilizes Microsoft's enterprise-computing architecture. The ViewStar System is designed to automate and improve document-intensive business processes that require integration of structured and unstructured data, including imaged documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, EDI records and Web documents.

Process Architect is ViewStar's visual workflow and process modeling application framework that enables interactive definition, configuration and deployment of complex business processes. Using Process Architect, business analysts and application designers can define work content, business rules, workflow maps and user roles and activities. Process Architect provides a library of predefined business functions and reusable tasks that can be easily configured to create a workflow map representing the business process. Through Process Architect's simulation feature, "what if" analyses of the throughput can be undertaken and bottlenecks predicted. Process Architect can also be used to dynamically change the business process and automatically rebuild the workflow application.

Application Designer facilitates rapid application delivery by providing predefined application frameworks that can be "snapped together" to meet specific user, application, and job function requirements. Components such as workflow tasks, user activities and document operations are stored in object libraries and made available for selection and reuse through a standard Windows-based graphical interface. In addition, Application Designer provides preconfigured application templates for the most-requested users roles and job functions, such as document access and display, workpacket creation and indexing, document workflow processing, exception case handling and legacy system integration.

Business Process Interface ("BPI") is a set of Object Link Embedding ("OLE") automation interfaces that enables the creation of workflow task and user applications using any OLE 2.0-compliance visual programming environments. BPI consists of high-level automation objects and a set of OLE customer controls. Any third-party development tool that supports OLE 2.0, such as Visual Basic, Visual C++, Delphi and PowerBuilder, can be used with BPI. In addition, BPI's OLE-based component architecture enables integration with third-party components, including document and data capture subsystems, 3270 emulation packages for accessing mainframe data and productivity applications, such as Microsoft Word or Excel.

ViewStar services include application services, workflow services, document services, and enterprise information exchange services. Application Services deliver core functionality for workflow transaction processing, integrated document and information management, and enterprise information exchanged across the enterprise. ViewStar Application Services can be consolidated on a single server or distributed across multiple servers to deliver unmatched scalability in performance, throughput and storage capacity. Workflow Services execute workflow transactions, procedures and tasks, including those actively generated by a workflow and those scheduled to run periodically at predetermined times or at specific events. These services also handle custom task processing, work tracking and monitoring, scheduled tasks and document and data import and export. Document Services provide system-wide access to ViewStar's document workflow information repository, which manages the structured data and documents associated with ViewStar work objects, including document references and attributes, work-in-progress and historical tracking information, location and status of all workpackets in the system. All objects and unstructured data associated with documents, folders and workpackets, including images, electronic documents and voice objects, are referenced and stored on standard network file servers. In addition, ViewStar's storage services provide access to high-capacity devices such as optical disk and juke box libraries. Enterprise Information Exchange Services enable wide-area, multisite workflow processing and distribution utilizing either Microsoft's MAPI messaging and replication services or the Internet. ViewStar Enterprise Information
Exchange Services utilize relational database engineers for centralized resource management and allow companies to distribute work geographically for local processing, without sacrificing the tracking, monitoring and coordination provided by the workflow management application.

         PROFESSIONAL SERVICES

Mosaix's call center professional services group provides fee-based business process consulting and computer/telephony integration (CTI) services. This group helps clients plan, budget, design and implement new business processes and technologies with the goal of improving customer management and call center workflow, with a critical focus on how voice and transaction data are handled and transported within call centers. Projects often will involve the implementation of one or more of Mosaix's products, as well as the development of custom applications to meet unique user requirements. The professional services group provides such services as business process re-engineering, call center re-engineering, call center implementation, application development and systems integration, and technology transfers.

The ViewStar enterprise application professional services and support organizations work in close cooperation with service partners and independent, authorized affiliate consultants to provide a wide range of consulting, educational and ongoing support services to customers enabling rapid and successful delivery of ViewStar business process applications. This group offers a core set of services and packaged offerings designed to accelerate the development and deployment of ViewStar document workflow applications across the enterprise. This group also utilizes its network of service providers and system integration partners to provide its customers with a broad range of application development, systems planning, configuration, and system integration services.

         CUSTOMER SUPPORT AND SERVICES

Mosaix believes that customer service and support are an integral part of its strategy. Service capability, availability and responsiveness play an important role in marketing and selling its products, particularly as the technological complexity of the products increases.

Mosaix earns system and software support fees by providing ongoing support for all of its products. It provides training and support both at its facilities and at the customer's site. Mosaix offers a full range of product support options, including telephone support from "normal business hours" to "24 hours a day" and on-site response from the "next-half-day" to "immediate service (four hours or less)." Customer support representatives are able to service customer call center systems on a remote basis from the customer support center in Redmond, Washington. If needed, customer support representatives will dispatch on-site support, which is provided by IBM in North America and the United Kingdom. Customer support for the ViewStar System is provided by customer support representatives in Alameda, California. Mosaix earns other fees by providing, upon customer request, certain special services, such as system relocation and additional training. In addition to the customer support and training facilities located in its Redmond, Washington headquarters and its Alameda, California office, the Company operates a customer support and sales center at the principle office of its subsidiary in the United Kingdom.

         PRODUCT DEVELOPMENT

Mosaix engineers continue to develop new products and new applications of existing products that will improve the unique enterprise customer management missions of Mosaix's customers. In recent years, Mosaix increasingly has focused its development efforts on client/server, Windows NT-based and Internet-enabled software solutions that address issues and challenges facing call centers and workflow processes. Mosaix releases new features and enhancements to existing products, new products and new services on an ongoing basis. Mosaix supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future functionality requirements. Product development efforts are directed at increasing product functionality, improving product performance, and expanding product capabilities to shorten the application development and deployment cycle and further leverage the Microsoft Windows NT platform. Mosaix continues to identify and prioritize various technologies for potential future product offerings.

Mosaix has committed and expects to continue to commit substantial resources to research and development. In 1996, 1995, and 1994, Mosaix recorded research and development expenses of $14.9 million, $13.1 million and $12.2 million, respectively, net of capitalized software development costs. During the same periods, Mosaix capitalized $1.0 million, $2.2 million and $1.6 million, respectively, of software development costs.

         MANUFACTURING

Mosaix's manufacturing operations consist of procurement, assembly, testing and quality control of all parts, components, subassemblies and final assemblies of its call center products. Components and subassemblies for Mosaix's call center products are manufactured by third-party vendors to Mosaix's specifications and from materials provided by Mosaix. Mosaix's suppliers maintain quality control by subjecting components and subassemblies to rigorous testing, including in-circuit automated testing. In addition, Mosaix conducts its own testing of systems and subassemblies using automated test equipment and manual tests. Beginning in mid-1996, certain of Mosaix's products were manufactured on a turn-key basis by an independent third-party vendor. By mid-1997, substantially all manufacturing will be provided by an independent third-party vendor.

         SALES AND MARKETING

Mosaix markets its call center products and services through a direct sales force operating from Mosaix's headquarters in Redmond, Washington and offices in Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Charlotte, North Carolina; Cleveland, Ohio; Costa Mesa, California; Dallas, Texas; New York, New York; Vienna, Virginia; and Branknell, and London, England. Direct sales staff and support organizations for the ViewStar line of products and services are located at Mosaix's subsidiary offices in Alameda, California and in the United Kingdom. Mosaix also has established value-added reseller relationships in North and South America, Asia, Africa, and Europe. The Mosaix Call Management Systems and Guide products have been localized for sale in the Japanese market. The ViewStar System has been double-byte enabled for distribution into Japan and Korea.

As of the end of 1996, the Company employed 102 people in sales. The Company's marketing department consisted of 35 individuals.

         COMPETITION

The market for Mosaix's products and services is highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, and customer support and service.

Mosaix's principal competitors in the outbound call processing systems market include Davox Corporation, EIS International, Inc. and Melita Electronic Labs. The potential entry into the market of major ACD and PBX suppliers (suppliers of customer-premised call routing and switching systems) also presents a strong competitive threat, as these competitors may elect to purchase Mosaix's competitors, increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. In the market for system integration services in call centers, Mosaix may compete with software providers and system integrators such as Andersen Consulting, Genesys Labs and Nabnasset Corporation. As Mosaix expands its offering of call center applications, it may also encounter increased competition from call center application providers such as Brock Control Systems, Information Management Associates, Early Cloud (owned by
IBM) and Versatility. As Mosaix expands into the informal or casual call center market, it also may experience competition from companies such as Active Voice Corporation, Applied Voice Technology, Inc., and others which provide network-based applications that have a critical computer telephony integration component.

ViewStar Enterprise Applications Group products are targeted for document workflow software solutions, and competitors offer a variety of products and services to address this market. ViewStar currently encounters direct competition from a number of public and private companies or divisions thereof, including Filenet, IBM and Eastman Kodak. In addition, ViewStar may face competition from new competitors, including client/server applications vendors such as Oracle, People/Soft and SAP; document management vendors such as Documentum and PC DOCS Group; and vendors of workflow products such as Action Technologies and Staffware. Mosaix's customer management application may in the future encounter competition from a number of customer management focused software companies including, the Vantive Corporation, Remedy Corporation, Pegasystems, Inc. and Seibel Systems. Certain of these companies have announced and others may announce, document workflow capabilities for their existing or future products.

ViewStar also faces indirect competition from system integrators. ViewStar relies on a number of system integration firms for implementation and other services as well as recommendations of its products during the evaluation stage of the purchasing process. Although ViewStar seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established relationships with ViewStar's principal competitors. If ViewStar is unable to develop and retain effective, long-term relationships with these third parties, ViewStar's competitive position would be materially adversely affected. See "Forward Looking Statements-Risk Factors Regarding Future Performance-Competition" in Item Seven.

         INTERNATIONAL OPERATIONS

Mosaix's sales to customers in international markets outside the United States comprised approximately 19.0%, 18.9% and 11.6% of total revenue in 1996, 1995, and 1994, respectively. In most cases, Mosaix markets its products and services internationally through value-added resellers.

The following table sets forth certain information relating to Mosaix's foreign and domestic operations for the years ended December 31, 1996, 1995, and 1994.

                                            1996          1995           1994
                                          --------      --------       --------
Revenue-U.S. operations:
     United States ...................    $ 94,870      $ 75,593       $ 67,230
     United States export ............      12,083        12,289          4,605
Revenue-foreign  subsidiaries ........      10,228         5,366          4,255
                                          --------      --------       --------
                                          $117,181      $ 93,248       $ 76,090
                                          --------      --------       --------

Operating income (loss):
     U.S. operations .................    $  4,235      $  1,355       $ (8,785)
     Foreign subsidiaries ............       1,867           382             30
     Eliminations ....................         130           121            398
                                          --------      --------       --------
                                          $  6,232      $  1,858       $ (8,357)
                                          --------      --------       --------

Assets:
     U.S. operations .................    $ 88,740      $ 90,597       $ 91,803
     Foreign subsidiaries ............       5,528         2,974          3,993
                                          --------      --------       --------
                                          $ 94,268      $ 93,571       $ 95,796
                                          ========      ========       ========

         SEASONALITY

Mosaix's quarterly operating results may be subject to seasonal influences. The Company generally has realized lower revenues in the first quarter of the year than the immediately preceding quarter. The Company believes that this has been due primarily to the structure of the sales commission programs and the concentration by some customers of larger capital purchases in the fourth quarter of the calendar year to avoid end-of-year budgetary limitation, followed by lower purchasing activity during the first quarter of the next calendar year. Further, to the extent that international operations in the future constitute a higher percentage of total revenues, the Company anticipates it will experience relatively weaker demand in the quarter ending September 30 due to reduced customer activity in Europe during the summer months.

         SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of Mosaix's revenue in 1996, 1995, and 1994.

         REGULATORY ENVIRONMENT

Mosaix's call management products are subject to and conform with FCC regulations under the Communications Act of 1934. Future products developed by Mosaix also may be required to comply with certain registration and technical requirements before they can be sold in the United States. As Mosaix expands its operations in other countries, its products will become subject to regulation by foreign governments.

While existing industry regulation does not directly regulate the manufacture and sale of Mosaix's call management products, certain existing laws and regulation may affect the ability of Mosaix's customers to utilize some of its product in certain ways. For example, Mosaix's call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices.

Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how Mosaix's call management systems, or some future variant thereof, can be used.

Mosaix fully supports legislation designed to promote the responsible use of auto dialing equipment. Mosaix endeavors to design its products to enable its customers to comply with the requirements of current and anticipate regulations.

         PROPRIETARY RIGHTS

As new products are identified and created, Mosaix has sought, and will continue to seek, patent protection, where appropriate, for inventions arising out of its development efforts. Thus, Mosaix sought and obtained, on March 30, 1992, a U.S. Patent (No. 5,101,425) on its Realtime Monitor, a device enabling real time monitoring of predictive dialing systems. On November 14, 1995, Mosaix obtained a U.S. Patent (No. 5,467,391) on its Integrated Intelligent Call Blending technology, which describes a system and method for sharing a pool of CSRs in a telephone call servicing operation so that CSRs are utilized effectively. Mosaix also intends to pursue, where appropriate, patent protection for these inventions in the international markets where they are offered.

Although Mosaix has not registered its copyrighted software, such software is protected by copyright and trade secret laws. In addition, Mosaix enters into confidentiality agreements with certain of its employees, consultants, distributors, value-added resellers and customers; limits access to and distribution of its software, documentation and other proprietary information; and enters into noncompete agreements with certain of its employees.

Despite Mosaix's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Mosaix's products or to obtain and use Mosaix's proprietary information. Policing unauthorized use of Mosaix's products is difficult, and since Mosaix is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Mosaix's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that Mosaix's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology.

Mosaix also relies on certain software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to Mosaix on commercially reasonable terms. The loss or inability to maintain any of these software licenses could materially adversely affect the Company's business. See "Forward Looking Statements-Risk Factors Regarding Future Performance-Dependence on Proprietary Rights; Infringement
Claims; Uncertainty of Obtaining Licenses" in Item Seven.


         EMPLOYEES

As of December 31, 1996, Mosaix employed approximately 625 persons (not including independent contractors and temporary employees) on a full-time basis. None of Mosaix's employees are covered by collective bargaining agreements, nor has it ever experienced a work stoppage. Mosaix considers its employee relations to be good.

                                    ITEM TWO

PROPERTIES

Mosaix's corporate offices are located in the Seattle, Washington area in an 84,000 square-foot leased office facility at 6464 185th Avenue N.E., Redmond, Washington 98052. The corporate offices include sales and marketing, service, engineering, finance, administrative, manufacturing and international functions. The lease expires March 31, 1999, with an option to extend.

The Company also leases offices which occupy approximately 55,000 square feet in Alameda, California, under a lease which expires in May 1999. Mosaix also leases an 11,000-square-foot sales facility, a portion of which is subleased, in Wilmington, Delaware under a lease expiring May 31, 1997. Mosaix also leases domestic sales offices in Atlanta, Boston, Charlotte, Chicago, Cleveland, Costa Mesa, Dallas, Houston, New York and Vienna, Virginia and foreign sales offices in London and Bracknell, United Kingdom. The Company's sales and service operations in the United Kingdom occupies approximately 3,000 square feet of space near London under a long-term lease. Mosaix believes that its facilities are suitable and adequate for its current needs.

                                   ITEM THREE

LEGAL PROCEEDINGS

Mosaix is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate will have a material adverse effect on the Company's business or financial condition.


                                    ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on December 20, 1996. The following two matters were presented to the shareholders for a vote:

1. A proposal to approve the issuance of shares of the Company's common stock, par value $.01 per share, of the Company's common shares to the shareholders of ViewStar Corporation in connection with an Agreement and Plan of Merger, dated as of October 14, 1996 (the "Merger Agreement") among ViewStar, the Company and Vision Merger Corporation, a Washington corporation and a wholly owned subsidiary of the Company.

     The shareholder vote was:                                           Votes
                                                                       ---------
     For                                                               5,234,168
     Against                                                             128,548
     Abstain                                                              34,271

2. To consider and vote upon the adoption of the Company's 1996 Stock Incentive Plan.

     The shareholder vote was:                                           Votes
                                                                       ---------
     For                                                               3,866,222
     Against                                                           1,468,695
     Abstain                                                              62,070

                                     PART II

                                    ITEM FIVE

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mosaix common stock, $0.01 par value per share, is traded over the counter under the symbol "MOSX" (prior to January 1, 1997 "DGTL") and is an authorized security for quotation on the National Association of Securities Dealers, Inc. Automated Quotations National Market ("Nasdaq/NM").

The market prices of a share of Mosaix common stock are set forth below. The prices reflect the high and low trading prices for each quarter as reported by Nasdaq/NM. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         HIGH          LOW
                                                         ----          ---
1996:
4th Quarter .......................................    $23.000       $10.000
3rd Quarter .......................................    $18.375       $12.000
2nd Quarter .......................................    $24.000       $13.500
1st Quarter .......................................    $16.750       $10.500

1995:
4th Quarter .......................................    $13.875       $ 7.875
3rd Quarter .......................................    $11.750       $ 8.375
2nd Quarter .......................................    $ 9.500       $ 6.250
1st Quarter .......................................    $11.875       $ 6.000


There were approximately 5,364 shareholders of the Company's common stock as of March 3, 1997. This includes approximately 4,700 street-name holders and 664 registered certificate holders.

No cash dividends were declared or paid by Mosaix during any of the periods presented. Mosaix presently does not intend to pay any cash dividends in the foreseeable future.

                                    ITEM SIX

SELECTED FINANCIAL DATA


(In thousands, except per share amounts)     1996         1995          1994          1993         1992
                                           --------------------------------------------------------------
Revenue                                    $117,181     $ 93,248      $ 76,090      $ 69,237      $79,793

Operating income (loss)                       6,232        1,858        (8,357)       (7,349)       8,305

Net earnings (loss)                           3,618         (563)       (6,482)       (9,081)       5,241

Net earnings (loss) per share                  0.27        (0.06)        (0.65)        (0.94)        0.53

Weighted average common shares
and common equivalent shares
outstanding                                  13,487        9,846         9,998         9,681        9,914


Working capital                            $ 46,804     $ 37,624      $ 38,738      $ 38,555      $42,222
Total assets                                 94,268       93,571        95,796        86,156       87,856
Long-term obligations                           575        1,085         1,123         1,924        7,845
Shareholders' equity                         57,343       48,683        52,799        55,360       58,099

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the years ended December 31, 1996, 1995 and 1994 certain operating data expressed as a percentage of revenue.


                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            1996       1995        1994
                                                           -----      -----       -----
Revenue:
     System sales........................................   45.6%      46.3%       48.2%
     Software licenses...................................   17.6       16.0        14.4
     Service and miscellaneous...........................   36.8       37.7        37.4
                                                           -----      -----       -----
                                                           100.0      100.0       100.0

Cost of revenue:
     System sales........................................   35.2       40.8        38.4
     Software licenses...................................    6.6        4.1         6.8
     Service and miscellaneous...........................   50.0       48.9        55.9
                                                           -----      -----       -----
                                                            35.6       38.0        40.4
Gross profit:
     System sales........................................   64.8       59.2        61.6
     Software licenses...................................   93.4       95.9        93.2
     Service and miscellaneous...........................   50.0       51.1        44.1
                                                           -----      -----       -----
                                                            64.4       62.0        59.6
Operating expenses:
     Selling, general and administrative.................   38.7       44.2        54.5
     Research and development............................   12.7       14.0        16.0
     Write-off of capitalized
          software costs.................................    0.6        --          --
     Purchase of in-process research and development.....    3.7        --          --
     Merger related......................................    3.3        0.5         --
     Other non-recurring.................................    --         1.3         0.1
                                                           -----      -----       -----
Total operating expenses.................................   59.0       60.0        70.6
                                                           -----      -----       -----
Operating income (loss)..................................    5.4        2.0       (11.0)
     Other income, net...................................    1.4        1.9         5.9
                                                           -----      -----       -----
         Earnings (loss) before income taxes.............    6.8        3.9        (5.1)
Income tax expense.......................................    3.7        4.5         3.4
                                                           -----      -----       -----
         Net earnings (loss).............................    3.1%      (0.6)%      (8.5)%
                                                           =====      =====       =====

         RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

For the year ended December 31, 1996, Mosaix reported net earnings of $3.6 million, or $0.27 per share, compared to the ($0.6) million net loss or ($0.06) per share net loss reported in 1995. Excluding one-time charges, operating income for 1996 was $15.1 million versus $3.6 million for 1995. Net earnings for the year excluding one-time charges increased to $12.3 million or $0.91 per share for 1996, compared to $1.2 million or $0.09 per share for 1995. These one-time charges include: ( a ) the write-off of $4.3 million of acquired in-process research and development costs and $0.7 million of previously capitalized software development costs related to the February 1996 acquisition of Caleo; ( b ) $3.9 million related to the merger with ViewStar incurred during the fourth quarter of 1996; and ( c ) $1.7 million for 1995 merger-related and other non-recurring charges for ViewStar. The increase in net earnings of $11.1 million for 1996, which excludes the one time charges, relates to the increased acceptance of Mosaix products and services in the marketplace, and to the large operating losses incurred by ViewStar during the first half of 1995.

Revenue. Revenue of $117.2 million for the year ended December 31, 1996 represented a 25.7% increase over revenue of $93.2 million reported in 1995. System sales increased $10.2 million or 23.6% to $53.4 million in 1996 from $43.2 million in 1995. Software licenses revenue, increased by 38.2% to $20.7 million for the year ended December 31, 1996 from $14.9 million in 1995. Service and miscellaneous revenue increased by $8.0 million or 22.8% to $43.1 million for 1996 from $35.1 million as a result of increased professional service and customer support revenue. Professional services revenues increased by $5.4 million to $14.3 million representing a 61% increase of 1995 revenue of $8.9 million. International revenue increased to $22.3 million in 1996 from $17.7 million in 1995, due to first time sales in Mexico, South America, and South Africa combined with increased sales in the United Kingdom and Japan. The overall revenue increase was influenced by continuing acceptance of the Mosaix products. Currently, backlog is not significant in relation to Mosaix's revenue and may not be indicative of future performance.

Gross Margin. Gross margin improved to 64.4% for the year ended December 31, 1996 from 62.0% for the year ended December 31, 1995. System sales gross margins, which increased to 64.8% in 1996 as compared to 59.2% in 1995 were influenced in part by the increase in sales volume as well as product mix, overhead coverage, and software amortization expense. System sales gross margin in 1995 included accelerated software amortization expense resulting from the replacement of earlier versions of the Company's software with the Mosaix 5000 Call Management Systems. During 1996, Mosaix expensed $1.4 million related to software amortization, compared to $2.8 million in 1995. During 1996, Mosaix sold a greater proportion of large scale, complex telemarketing and financial services application products in the Mosaix 5000 Call Management Systems, which contributed to the increase in systems sales gross margins. Gross margin on software licenses decreased slightly to 93.4% in 1996 from 95.9% in 1995, primarily due to a referral fee paid to a partner on a license transaction. The decrease was partially offset by a percentage decrease in royalty payments to third-party software vendors. Gross margin on service and miscellaneous revenue for the year ended December 31, 1996 was 50.0% compared to 51.1% in the prior year, due to a higher mix of lower-margin professional service revenues and lower customer support margins, due to higher cost of support primarily related to additional burden of customer support professionals.

Selling, General and Administrative. For the year ended December 31, 1996, selling, general and administrative expenses were $45.4 million, or 38.7% of revenue, compared to $41.2 million, or 44.2% of revenue in the prior year. While selling, general and administrative expenses decreased as a percentage of revenue, the increase in spending was due to the expansion of marketing activities and increased travel, advertising and personnel costs.

Research and Development. For the year ended December 31, 1996, research and development expenses, net of amounts capitalized, were $14.9 million, or 12.7% of revenue, compared to $13.1 million, or 14.0% of revenue, in 1995. Gross research and development spending increased to $15.9 million from $15.3 million primarily due to increases in engineering staff and outside contractors. Software costs capitalized as a percentage of research and development spending were 6.3% ($1.0 million) in 1996 and 14.4% ($2.2 million) in 1995. Capitalized software continues to decrease, and as of December 31, 1996, has been reduced to $2.0 million versus $2.9 million as of December 31, 1995.

Mosaix remains committed to the ongoing development and/or acquisition of new products and improvements to existing products as a key source of future revenue. Mosaix expects to invest approximately 12-14% of revenue in new product development.

Other Income, Net. Other income, net is comprised primarily of interest income and expense and remained constant at $1.7 million for the years ended December 31, 1996 and 1995.

Income Taxes. Mosaix's income tax expense was $4.3 million and $4.2 million for the years ended December 31, 1996 and 1995, respectively. The unusually high effective tax rates are primarily the result of non-deductible merger related expenses and purchased in-process research and development costs. The effective tax rates are also impacted by the merger with ViewStar whereby operating losses generated by ViewStar provided no income tax benefit to the consolidated organization.

         YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

Revenue. Revenue for the year ended December 31, 1995 was $93.2 million and represents an increase of 22.5% over revenue of $76.1 million in 1994. System sales increased by $6.5 million or 17.7% to $43.2 million in 1995 from $36.7 million in 1994. The improvement in system sales resulted from an increased acceptance of the Mosaix series of products. Software license revenue increased 36.1% to $14.9 million in 1995 from $11.0 million in 1994, primarily due to an increased demand for the ViewStar System in the second half of the year. Service and miscellaneous revenue increased $6.7 million or 23.5% to $35.1 million in 1995 from $28.4 million in 1994. This increase was due to an increase in professional services revenue for both systems integration and facilities management projects, as well as a higher volume of systems support and "right to use" fees. International sales increased by $8.8 million or 99.3% compared to 1994, primarily due to increased sales in Asia and Canada.

Mosaix's backlog at December 31, 1995 was $6.5 million compared to $20.6 million at December 31, 1994. A substantial part of the December 31, 1994 backlog was related to enhanced newly developed products in the Mosaix family which were installed and accepted throughout 1995. The backlog decreased during 1995 due to improved internal process which decreased the time between a customer's decision to purchase a system and the implementation of that system and the acceptance of many previously installed systems. Currently, backlog is not significant in relation to Mosaix's revenue.

Gross Margin. Gross margin improved to 62.0% in 1995 from 59.6% in 1994. System sales gross margin declined to 59.2% in 1995 from 61.6% in 1994 due to the lower volume of upgrades and increased software amortization. System sales gross margins are influenced by a variety of factors, including product volume and mix, overhead coverage, and software amortization expense. During 1995, software amortization expense totaled $2.8 million, an increase of $0.8 million over 1994. Software licenses gross margins increased to 95.9% in 1995 from 93.2% in 1994, resulting primarily from reductions in third-party software vendor royalties on the new version of the ViewStar System. Service and miscellaneous gross margin improved to 51.1% in 1995 compared to 44.1% in 1994. Lower 1994 service gross margin was due to start-up costs of the Professional Services Group and higher fixed costs of providing customer service and support.

Selling, General and Administrative. Mosaix's selling, general and administrative expenses slightly decreased to $41.2 million in 1995 from $41.5 in 1994. As a percentage of revenue, selling, general and administrative expenses decreased to 44.2% in 1995 from 54.5% in 1994, due to higher revenue without a corresponding increase in personnel costs.

Research and Development. Research and development expenses, net of software capitalization, were $13.1 million, or 14.0% of revenue, in 1995 compared to $12.2 million, or 16.0% of revenue, in 1994. Gross research and development spending increased by $1.5 million to $15.3 million in 1995 from $13.8 million in 1994. In 1995, Mosaix capitalized 14.4% of gross research and development spending or $2.2 million compared to 11.6% or $1.6 million in 1994. The spending increase was due to an expansion in Mosaix's applications software development efforts.

Other Income, Net. Other income, net was $1.7 million in 1995 compared to $4.4 million in 1994. Other income, net for 1994 includes pretax non-operating income of $3.3 million, net of legal expenses ($2.1 million after-tax), associated with the settlement of a lawsuit. Interest income, net increased 73.0% to $1.4 million in 1995 from $0.8 million in 1994 due to higher invested cash balances and an improved rate of return.

Income Taxes. Mosaix's effective tax rate was 115.7% in 1995 compared to 65.8% in 1994. The 1994 tax rate benefited from the utilization of Mosaix's foreign subsidiary's net operating loss carryforward offsetting the subsidiary's 1994 taxable earnings. The effective income tax rates are also impacted by the merger with ViewStar whereby operating losses generated by ViewStar provided no income tax benefit to the consolidated organization.

         LIQUIDITY AND CAPITAL RESOURCES

Mosaix's combined cash and cash equivalents and short-term investments were $42.8 million, $41.6 million and $45.1 million at December 31, 1996, 1995 and 1994, respectively. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and is diversified among security types and issuers. It does not include any derivative products. At December 31, 1996, Mosaix's working capital was $46.8 million compared to $37.6 million at December 31, 1995. During 1996, Mosaix generated $4.9 million from operations compared to $6.2 million and $20.1 million generated in 1995 and 1994, respectively. The decrease in cash generated from operating activities in 1996 was due primarily to the purchase of Caleo for $4.8 million in cash during February 1996, as well as a decrease in customer deposits and an increase in accounts receivable. Of the $4.8 million Caleo purchase price, $4.3 million was charged to operations as acquired in-process research and development costs. The decrease in cash flow from operations in 1995 compared to 1994 was primarily related to a substantial increase in receivables, due in part to annual service billings at year-end, as well as a reduction in customer deposits. The reduced amount of customer deposits was due to process improvements no longer requiring customer deposits before orders are processed.

Mosaix invested $3.5 million to purchase furniture and equipment in 1996 compared to $2.8 million in each of the two prior years. The increase between 1996 and 1995 is primarily due to the investment in internal customer management hardware and software systems. Mosaix made repayments on long-term obligations of $1.3 million in 1996 compared to $2.2 million in 1995 and $4.0 million in 1994.

In 1995, the Mosaix Board of Directors authorized a program to repurchase up to
1.6 million Mosaix Common Shares. Approximately 0.7 million shares were repurchased at a cost of approximately $5.5 million. The repurchase plan was discontinued on October 2, 1996, due to pooling-of-interests rules relating to the merger.

In addition to its cash and short-term investment balances, Mosaix has available a $10 million domestic line of credit to meet cash flow needs. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as Mosaix's investment in capital assets additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

         FORWARD LOOKING STATEMENTS - RISK FACTORS REGARDING FUTURE PERFORMANCE

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties. Actual future results may differ materially depending on a variety of factors, including, without limitation, the following:

Uncertainties Relating to Integration of Operations. The integration of ViewStar's operations has required and will continue to require the dedication of management resources, which will temporarily distract attention from the Company's day-to-day business. The geographical separation of ViewStar's operations may hinder efforts to integrate operations. There can be no assurance that such integration will be completed without significant disruption of the Company's business. The Company intends to operate ViewStar as a separate business unit. Although some administrative and management functions eventually may be combined, operating efficiencies resulting from the merger of ViewStar may be limited or difficult to achieve. In addition, although the Company believes that ViewStar's complementary technologies, distribution channels and shared market vision may enhance the sales performance of the Company, there can be no assurance that any synergy will be realized from the combination. ViewStar incurred net losses in each year through 1995, including net losses of $8.0 million in 1995 and $11.3 million in 1994. As of September 30, 1996, ViewStar had an accumulated deficit of $31.5 million. Although ViewStar operated profitably in 1996, there can be no assurance that the Company's ViewStar unit will operate profitably in the future. A failure of such unit to operate profitably would materially adversely affect the Company's business.

Uncertainty of Future Operating Results; Fluctuations in Operating Results; Seasonality. The Company's system sales and software license revenues are difficult to forecast because sales cycles are relatively long and quarterly revenues depend on a relatively few large contracts that are subject to changes in customer budgets and general economic conditions. Furthermore, because the Company's products generally are shipped as orders are received, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company's operating results have fluctuated in the past and are likely to do so in the future, particularly on a quarterly basis. In addition, changes in levels of the Company's consulting activity and seasonality in its consulting revenues have resulted in variability of service revenues from quarter to quarter. Historically, the Company often has recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week of the quarter. In addition, the Company generally has realized lower revenues from system sales and software license fees in the first quarter of the year than in the immediately preceding quarter. Mosaix believes that this has been due primarily to the structure of its sales commission programs and the concentration by some customers of larger capital purchases in the fourth quarter of the calendar year to avoid end-of-year budgetary limitations, followed by lower purchasing activity during the first quarter of the next calendar year. Further, to the extent that international operations in the future constitute a higher percentage of total revenues, the Company anticipates that it ordinarily will experience relatively weaker demand in the quarter ending September 30 due to reduced customer activity in Europe during the summer months. As a result of these and other factors, revenues for any quarter are difficult to forecast and are subject to significant variation. Moreover, results of operations for any particular period are not necessarily indicative of future performance. In particular, the Company does not believe that the revenue growth rate ViewStar achieved in the first half of 1996 compared to the first half of 1995 is sustainable. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of market analysts and investors.

Lengthy Sales and Implementation Cycle; Complex Service Requirements. The purchase or license of the Company's products is usually a significant decision by prospective customers, requiring the Company to engage in a lengthy sales cycle, typically between six and twelve months, without any assurance that new accounts will result. Moreover, the cost to the customer of the Company's products typically is only a portion of the cost of implementing a large-scale call processing or document workflow system. For these and other reasons, the sales cycle is subject to a number of significant delays over which the Company has little or no control. Successful implementation of the Company's products also often requires lengthy and complex implementation and integration services, which services may be provided by the Company or by third-party service providers. The Company's future operating results will depend upon its ability to coordinate these complex service resources and ensure successful implementation of its products, while limiting costs.

Competition. The markets for Mosaix's products are highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, customer support and service. Some of the Company's competitors have significantly greater financial, technical, manufacturing, marketing and other resources. Competitors may develop products and technologies that are less expensive or technologically superior to the Company's products.

The Company's competitors in the document workflow market offer a variety of products and services. The Company currently encounters direct competition from a number of public and private companies or divisions thereof, including FileNet Corporation, International Business Machines Corporation ("IBM") and Eastman Kodak. In addition, Mosaix may face competition from new competitors including client/server application vendors such as Oracle, PeopleSoft and SAP; document management vendors such as Documentum and PC DOCS Group; and vendors of workflow products such as Action Technologies and Staffware. Certain of these companies have announced, and others may announce, document workflow capabilities for their existing or future products. Many of these companies have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources and name recognition, and a larger installed customer base than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company expects competition to increase as a result of software industry consolidation, resulting in possible price reductions, reduced gross margins and loss of market share. There can be no assurance that Mosaix will be able to compete successfully against current and future competitors or that competitive pressures will not materially and adversely affect the Company's business, results of operations and financial condition.

With respect to its document workflow products, the Company relies on a number of system integration firms for implementation of such products, as well as recommendations of such products during the evaluation stage of the purchasing process. Although Mosaix seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, its competitive position would be materially adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater financial, marketing, service, support, technical and other resources than the Company, will not market software products in competition with the Company's products in the future.

The Company's principal competitors in the outbound call processing systems market include Davox Corporation, EIS International, Inc. and Melita Electronic Labs. The potential entry into the market of major telecommunications equipment manufacturers also presents a strong competitive threat, as these competitors may elect to purchase the Company's competitors, thereby increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. In the market for system integration services in call centers, the Company may compete with software providers and system integrators such as Andersen Consulting, Genesys Labs and Nabnasset Corporation. As Mosaix expands its offering of call center applications, it also may encounter increased competition from call center application providers such as Brock Control Systems, Information Management Associates, Early Cloud (owned by IBM) and Versatility. As Mosaix expands into the informal or casual call center market, it may also experience competition from companies such as Active Voice Corporation, Applied Voice Technology, Inc. and others which provide network-based applications that have a critical computer telephony integration component. Many of the Company's current or potential competitors in this market have greater financial, technical and marketing resources. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify, which could adversely affect the operating results of the Company.

Technological Change and New Products. The document management and workflow software market and the call management market are characterized by rapid technological change and frequent product introductions and improvements. Accordingly, the success of Mosaix will depend to a great extent upon its ability to develop product enhancements and new products that keep pace with continuing changes in technology and customer preferences while remaining price competitive.

Mosaix has incurred, and expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed development budgets, that Mosaix will introduce products in a timely fashion, if at all, or that such products will achieve market acceptance and generate sales sufficient to offset development costs. In addition, the success of the Company's products which are designed for use on the Internet or intranets will depend upon the acceptance of the Internet, intranets and World Wide Web technologies, as well as the products' compatibility with such technologies.

Limited Source of Supply. The Company purchases a principal telephone call switching component for its Mosaix line of products from a sole-source vendor. If this component becomes unavailable from such supplier, the establishment of an alternate source could not be accomplished quickly and would require investment of resources, which would delay the Company's manufacture of its Mosaix products. Any such delay could materially adversely affect the operating results of the combined company.

Dependence on Windows NT and Other Core Microsoft Technologies. The success of many of the Company's products and potential products depends upon the continued acceptance and use in critical business applications of Microsoft's Windows NT platform and other core Microsoft technologies, such as the Windows NT Server, the Microsoft SQL Server database and related Back Office software on which such products are, or will be, based. If the Windows NT platform market fails to grow, grows more slowly than anticipated or becomes obsolete, the Company's business, results of operations and financial condition would be materially adversely affected.

Lack of Product Revenue Diversification. While the Company has developed new software products and services and has established a new indirect channel of distribution, it expects that its Mosaix line of products and the ViewStar System will continue to account for a significant amount of the Company's revenues in the future. A decline in demand for those products as a result of competition, technological change or other factors would have a material adverse effect on the Company's results of operations.

International Sales. Mosaix sells products to customers in international markets, with such sales accounting for approximately 19% of the Company's total sales in 1996, and accordingly is subject to the normal risks of international sales, such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and compliance with export laws and a wide variety of foreign laws. Any difficulties with respect to foreign export or other laws would have a material adverse effect on the Company's international sales. Because the Company invoices certain of its foreign sales in local currency and does not hedge these transactions, fluctuations in exchange rates could materially adversely affect the Company's revenues and costs and could create significant foreign currency losses.

Dependence on Proprietary Rights; Infringement Claims; Uncertainty of Obtaining Licenses. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use the Company's proprietary information. Policing unauthorized use of the Company's products is difficult, and since Mosaix is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology.

The Company has received communications from time to time asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. Although the Company believes that none of its products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, adversely affect revenues, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Mosaix also relies on certain software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could materially adversely affect the Company's business.

Risk of Product Defects. Software and other products as internally complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions are released. Although Mosaix conducts extensive product testing during product development, it has experienced delays in the commercial release of products pending the correction of software problems and, in some cases, has provided product enhancements to correct errors or defects in released products. The Company could, in the future, lose revenues as a result of software errors or other product defects. The Company's products and future products are intended for use in applications that are critical to a customer's business. As a result, Mosaix expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally.

Governmental Regulation. While existing industry legislation does not directly regulate the manufacture and sale of Mosaix's call management products, certain existing legislation may affect the ability of Mosaix's customers to utilize some of its products in certain ways. For example, Mosaix's call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices. Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how Mosaix's call management systems, or some feature thereof, can be used. Mosaix fully supports legislation designed to promote the responsible use of auto dialing equipment. Mosaix endeavors to design its products to enable its customers to comply with the requirements of current and anticipated regulations.

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
Mosaix, Inc.:

         We have audited the accompanying consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mosaix, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

Seattle, Washington
January 30, 1997

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1996         1995          1994
--------------------------------------------------------------------------------------------
Revenue:
     Systems sales                                       $ 53,384     $ 43,169      $ 36,669
     Software licenses                                     20,654       14,949        10,980
     Service and miscellaneous                             43,143       35,130        28,441
                                                         --------     --------      --------
                                                          117,181       93,248        76,090
                                                         --------     --------      --------
Cost of revenue:
     System sales                                          18,813       17,627        14,088
     Software licenses                                      1,364          612           742
     Service and miscellaneous                             21,588       17,178        15,902
                                                         --------     --------      --------
                                                           41,765       35,417        30,732
                                                         --------     --------      --------

         Gross profit                                      75,416       57,831        45,358
                                                         --------     --------      --------

Operating expenses:
     Selling, general and administrative                   45,355       41,179        41,478
     Research and development                              14,912       13,054        12,159
     Write-off of capitalized software costs                  705         --            --
     Purchase of in-process research and development        4,307         --            --
     Merger related                                         3,905          500          --
     Other non-recurring                                     --          1,240            78
                                                         --------     --------      --------
         Total operating expenses                          69,184       55,973        53,715
                                                         --------     --------      --------

         Operating income (loss)                            6,232        1,858        (8,357)

Interest income, net                                        1,665        1,393           805
Litigation settlement                                        --           --           3,248
Other, net                                                      9          337           394
                                                         --------     --------      --------
         Other income, net                                  1,674        1,730         4,447
                                                         --------     --------      --------

         Earnings (loss) before income taxes                7,906        3,588        (3,910)

Income tax expense                                          4,288        4,151         2,572
                                                         --------     --------      --------

         Net earnings (loss)                             $  3,618     $   (563)     $ (6,482)
                                                         ========     ========      ========

Net earnings (loss)  per share                           $   0.27     $  (0.06)     $  (0.65)
                                                         ========     ========      ========

Weighted average common shares and common
     equivalent shares outstanding                         13,487        9,846         9,998

See accompanying notes to consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                          1996         1995
--------------------------------------------------------------------------------------------
                                         ASSETS

Current assets:
      Cash and cash equivalents                                          $10,984     $ 7,746
      Short-term investments                                              31,825      33,848
      Trade accounts receivable, less allowance for doubtful
         accounts of $1,593 in 1996 and $1,006 in 1995                    29,566      28,687
      Inventories                                                          2,814       2,958
      Current installments of contracts receivable, net                    1,764       2,797
      Prepaid expenses and other current assets                            4,277       2,019
      Deferred income taxes                                                1,560       1,526
                                                                         -------     -------
           Total current assets                                           82,790      79,581

Furniture, equipment and leasehold improvements, net                       7,393       8,001
Contracts receivable, less allowance for doubtful contracts
   of $423 in 1996 and $857 in 1995, excluding current installments          670       1,793
Capitalized software costs, net of accumulated amortization
   of $3,464 in 1996 and $4,894 in 1995                                    1,993       2,870
Other assets, net                                                          1,422       1,326
                                                                         -------     -------

      Total assets                                                       $94,268     $93,571
                                                                         =======     =======

See accompanying notes to consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                       1996          1995
-------------------------------------------------------------------------------------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term obligations                       $    934      $  1,132
      Accounts payable                                                  5,064         4,897
      Accrued compensation                                              6,614         4,477
      Other accrued expenses                                            9,755         9,096
      Subordinated notes payable to shareholders                         --           2,000
      Customer deposits and unearned revenue                           13,619        20,355
                                                                     --------      --------
           Total current liabilities                                   35,986        41,957


Long-term obligations, excluding current installments                     575         1,085
Deferred income taxes                                                    --           1,199
Unearned revenue, less current portion                                    364           647
                                                                     --------      --------
      Total liabilities                                                36,925        44,888


Shareholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000 shares;
        issued and outstanding no shares in 1996 and
         1,847 shares in 1995                                            --              18
      Common stock, $.01 par value.  Authorized 25,000 shares;
         issued and outstanding 13,237 shares in 1996 and
          9,768 shares in 1995                                            132            98
      Additional paid-in-capital                                       61,841        56,688
      Deferred stock option compensation expense                         --             (31)
      Cumulative translation adjustments                                 (201)         (334)
      Notes receivable  from shareholders                                (590)         (299)
      Accumulated deficit                                              (3,839)       (7,457)
                                                                     --------      --------
Total shareholders' equity                                             57,343        48,683
                                                                     --------      --------
      Total liabilities and shareholders' equity                     $ 94,268      $ 93,571
                                                                     ========      ========


See accompanying notes to consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended December 31, 1996, 1995, 1994
                                 (In thousands)

                                                                                                     ADDITIONAL
                                                         PREFERRED STOCK         COMMON STOCK          PAID-IN
                                                        SHARES     AMOUNT      SHARES     AMOUNT       CAPITAL
q                                                        -------------------------------------------------------
BALANCES AT DECEMBER 31, 1993                            1,695      $ 17        9,949      $ 100      $ 56,351
Issuance of preferred stock                                152         1         --         --           2,950
Exercise of stock options                                 --         --           173          2           590
Amortization of deferred compensation expense             --         --          --         --            --
Tax benefit realized upon exercise of stock options       --         --          --         --             218
Forfeiture of compensatory stock options                  --         --          --         --            (112)
Common stock sold pursuant to employee stock
   purchase plan                                          --         --            38       --             119
Translation adjustment                                    --         --          --         --            --
Net loss for the year ended December 31, 1994             --         --          --         --            --
                                                        ------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                            1,847        18       10,160        102        60,116
Exercise of stock options                                 --         --           187          2           537
Amortization of deferred compensation expense             --         --          --         --            --
Tax benefit realized upon exercise of stock options       --         --          --         --             103
Common stock sold pursuant to employee stock
   purchase plan                                          --         --            29       --             226
Translation adjustment                                    --         --          --         --            --
Repurchase of common stock                                --         --          (608)        (6)       (4,294)
Net loss for the year ended December 31, 1995             --         --          --         --            --
                                                        ------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                            1,847        18        9,768         98        56,688
Issuance of preferred stock                              3,293        33         --         --           3,294
Exercise of stock options                                 --         --           369          4         1,440
Amortization of deferred compensation expense             --         --          --         --            --
Tax benefit realized upon exercise of stock options       --         --          --         --           1,051
Common stock sold pursuant to employee stock
   purchase plan                                          --         --            33       --             388
Translation adjustment                                    --         --          --         --              --
Restricted stock issued in exchange for note
   receivable                                             --         --           311          3           152
Conversion of preferred stock to common stock           (5,140)      (51)       2,797         28            23
Exercise of stock warrents                                --         --            42       --              30
Repurchase of common stock                                --         --           (83)        (1)       (1,225)
Net earnings for the year ended December 31, 1996         --         --          --         --            --
                                                        ------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                             --         --        13,237        132        61,841
                                                        ======================================================

                                                                                      DEFERRED
                                                           NOTES                       STOCK
                                                        RECEIVABLE    CUMULATIVE       OPTION                         TOTAL
                                                           FROM       TRANSLATION   COMPENSATION    ACCUMULATED   SHAREHOLDERS'
                                                       SHAREHOLDERS   ADJUSTMENT       EXPENSE        DEFICIT        EQUITY
                                                       ------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993                             $ (59)        $(319)         $(317)         $  (412)      $ 55,361
Issuance of preferred stock                                --            --             --               --            2,951
Exercise of stock options                                   (60)         --             --               --              532
Amortization of deferred compensation expense              --            --              120             --              120
Tax benefit realized upon exercise of stock options        --            --             --               --              218
Forfeiture of compensatory stock options                   --            --              112             --             --
Common stock sold pursuant to employee stock
   purchase plan                                           --            --             --               --              119
Translation adjustment                                     --             (20)          --               --              (20)
Net loss for the year ended December 31, 1994              --            --             --             (6,482)        (6,482)
                                                       ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                              (119)         (339)           (85)          (6,894)        52,799
Exercise of stock options                                  (180)         --             --               --              359
Amortization of deferred compensation expense              --            --               54             --               54
Tax benefit realized upon exercise of stock options        --            --             --               --              103
Common stock sold pursuant to employee stock
   purchase plan                                           --            --             --               --              226
Translation adjustment                                     --               5           --               --                5
Repurchase of common stock                                 --            --             --               --           (4,300)
Net loss for the year ended December 31, 1995              --            --             --               (563)          (563)
                                                       ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                              (299)         (334)           (31)          (7,457)        48,683
Issuance of preferred stock                                --            --             --               --            3,327
Exercise of stock options                                  (136)         --             --               --            1,308
Amortization of deferred compensation expense              --            --               31             --               31
Tax benefit realized upon exercise of stock options        --            --             --               --            1,051
Common stock sold pursuant to employee stock
   purchase plan                                           --            --             --               --              388
Translation adjustment                                     --           133             --               --              133
Restricted stock issued in exchange for note
   receivable                                              (155)         --             --               --             --
Conversion of preferred stock to common stock              --            --             --               --             --
Exercise of stock warrents                                 --            --             --               --               30
Repurchase of common stock                                 --            --             --               --           (1,226)
Net earnings for the year ended December 31, 1996          --            --             --              3,618          3,618
                                                       ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                             $(590)        $(201)         $--            $(3,839)      $ 57,343
                                                       =====================================================================

          See accompanying notes to consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
 (IN THOUSANDS)                                                       1996          1995          1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings (loss)                                           $  3,618      $   (563)     $ (6,482)
      Depreciation and amortization                                    6,315         7,266         6,183
      Trade and other accounts receivable                              1,181        (3,174)        7,301
      Other assets                                                    (2,162)         (466)       (1,860)
      Accounts payable and accrued liabilities                         2,977         4,439         5,212
      Deferred revenue                                                (7,023)       (1,270)        9,784
                                                                    ------------------------------------
          Net cash provided by operating activities                    4,906         6,232        20,138
                                                                    ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of short-term investments                             (40,635)      (50,433)         --
      Proceeds from maturities of short-term investments              42,658        16,585          --
      Purchases of furniture and equipment                            (3,456)       (2,781)       (2,842)
      Proceeds from sale of furniture and equipment                     --             388          --
      Increase in capitalized software costs                            (976)       (2,157)       (1,619)
      Other                                                              207           200           294

                                                                    ------------------------------------
          Net cash used in investing activities                       (2,202)      (38,198)       (4,167)
                                                                    ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings under bank line of credit                --            --           2,900
      Payments of borrowings under bank line of credit                  --          (1,500)       (1,400)
      Proceeds from subordinated notes issued to shareholders           --           2,000          --
      Repayment of long-term obligations                              (1,262)       (2,151)       (3,964)
      Common stock repurchased                                        (1,226)       (4,299)         --
      Proceeds from issaunce of preferred
      and  common stock                                                2,905           585         3,603
                                                                    ------------------------------------
          Net cash provided by (used in) financing activities            417        (5,365)        1,139
                                                                    ------------------------------------

Effect of exchange rate changes on cash                                  117            12           (31)
                                                                    ------------------------------------

Increase (decrease) in cash and cash equivalents                       3,238       (37,319)       17,079
Cash and  cash equivalents, beginning of year                          7,746        45,065        27,986
Cash and  cash equivalents, end of year                               10,984         7,746        45,065

Short-term investments                                                31,825        33,848          --
                                                                    ------------------------------------
Cash and cash equivalents and short-term investments                $ 42,809      $ 41,594      $ 45,065
                                                                    ====================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Income taxes                                                  $  5,611      $  3,255      $  3,952
                                                                    ------------------------------------
      Interest                                                      $    290      $    568      $    492
                                                                    ------------------------------------
Noncash investing and financing activities:
      Equipment transferred from inventory                          $    363      $    238      $    252
                                                                    ------------------------------------
      Tax benefit realized upon exercise of stock options
          and warrants                                              $  1,051      $    103      $    218
                                                                    ------------------------------------

      Equipment acquired under capital leases                       $    554      $  1,058      $  1,114
                                                                    ------------------------------------
      Issuance of common stock in exchange for notes receivable     $    291      $    180      $     60
                                                                    ------------------------------------
      Issuance of preferred stock in exchange for subordinated
          notes payable and related accrued interest                $  2,148      $   --        $   --
                                                                    ------------------------------------

See accompanying notes to consolidated financial statements.

                          MOSAIX INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

         1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

         a.       Description of Business.

Mosaix, Inc. (formerly Digital Systems International, Inc.) and subsidiaries (the Company) designs, manufactures, markets and supports customer management systems, call center applications software, client/server document workflow software and services which are sold both domestically and internationally to businesses that rely heavily on the telephone to communicate with customers and potential customers. The Company's products enable customers to automate and improve document intensive business processes across the enterprise. Credit is extended to customers in the normal course of business.

         b.       Basis of Presentation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         c.       Cash Equivalents and Short-Term Investments.

All short-term investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment securities are classified as held-to-maturity and, as such, are carried at amortized cost.

         d.       Inventories.

Inventories are stated at the lower of cost (first-in, first-out) or market (replacement cost for raw materials and net realizable value for finished goods, work-in-process and spare parts).

         e.       Furniture, Equipment and Leasehold Improvements.

Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment (including rental systems) is provided on the straight-line method over the three to five year estimated useful lives of the assets. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the estimated useful lives or the related lease term. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed, gains and losses are reflected in the consolidated statement of operations.

         f.       Capitalized Software Costs.

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility has been established. Once technological feasibility of a software product to be marketed has been established, development and enhancement costs are capitalized and reported at the lower of unamortized cost or net realizable value.

Amortization of capitalized software costs begins when the related product is available for general release to customers and is computed for each product based on the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for the product or (b) the straight line method over the estimated life of the product. Amortization expense related to capitalized software costs amounted to $1,448, $2,823 and $2,021 for 1996, 1995 and 1994, respectively. These amounts are included in cost of revenue.

         g.       Revenue Recognition.

The Company's revenues are primarily derived from: systems sales, software licenses, and service and miscellaneous. Systems sales are comprised of revenue related to systems sold that include both hardware and software. Software licenses include revenue related to software-only applications that operate on industry standard hardware available from the Company and other vendors. Service and miscellaneous activity consists of consulting and customer service related revenue as well as miscellaneous revenue.

Revenue on system sales is generally recognized when the units are shipped and the Company has no significant remaining obligations. For system sales requiring significant customization or for new products, revenue is recognized upon completion of the customization or customer acceptance. Installation fees relating to system sales are recognized when the related system is installed. Revenue from system and software support service is recognized using the straight-line method over the term of the contract. Revenue from the sale of software licenses is recognized when (i) a signed contract exists, (ii) delivery has occurred, (iii) the fee is fixed and collectibility is probable, and (iv) remaining Company obligations are insignificant. Generally, revenues from the sale of software licenses through distributors are recognized after contract signing and shipment, and upon the earlier of sale to the end user or upon receipt of nonrefundable cash payments from the distributors.

Customer payment terms vary. Amounts billed in advance of satisfying revenue recognition criteria are classified in "customer deposits and unearned revenue." Costs incurred prior to satisfying revenue recognition criteria are deferred and are classified as a component of inventories.

The Company also licenses and sells its systems pursuant to lease agreements which qualify as sales type leases with an initial term of three years or more. Revenue from these contracts is recognized when units are shipped, at the present value of the minimum payments at the beginning of the contract discounted at the Company's incremental borrowing rate.


         h.       Research and Development Costs.

Research and development costs are charged to expense as incurred, except as described in f.

         i.       Income Taxes.

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         j.       Product Warranties.

The Company generally provides a 90-day warranty period for all call center products sold. A charge to the statement of operations is made at the time of sale for estimated costs of repair or replacement of the products.

         k.       Net Earnings (Loss) Per Share.

Net earnings (loss) per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options, common stock warrants and convertible preferred stock. The dilutive effect of convertible preferred stock is calculated on an "as-if converted" basis. Fully diluted earnings per share were not materially different from primary earnings per share.

         1.       Foreign Currency Translation.

Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the year. Income and expense accounts are translated into U.S. dollars using annual average rates of exchange. The net gain or loss resulting from translation is shown as a cumulative translation adjustment in shareholders' equity. Gains and losses from foreign currency transactions are included in other income, net.

         m.       Financial Instruments and Concentrations of Credit Risk.

The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company's cash and cash equivalents and short-term investments are diversified among security types and issuers, and approximate fair value. The fair value of financial instruments that are short-term and/or have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are, receivables, accounts payable, accrued liabilities and long term obligations.

Concentrations of credit risk with respect to receivables are limited due to the diversity in geographic location of customers as well as diversity in industries. In addition, the Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account without requiring collateral.

         n.    Stock Based Compensation

Prior to 1996 the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date granted only if the market value of the underlying stock exceeded the option exercise price on the date of grant. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         o.       Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         p.       Reclassifications.

Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.


         2.       BUSINESS COMBINATIONS

ViewStar Corporation. In December 1996, the Company issued 3,777,078 shares of $.01 par value common stock in exchange for all of the outstanding common shares of ViewStar Corporation, a provider of client/server document workflow software. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods prior to the combination have been restated to include the accounts and results of operations of ViewStar.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                       1996             1995             1994
                                    ---------         --------         --------
Revenue:
     Company                        $  84,956         $ 68,010         $ 53,278
     ViewStar                          32,225           25,238           22,812
                                    ---------         --------         --------

Combined                            $ 117,181         $ 93,248         $ 76,090
                                    =========         ========         ========


Net earnings (loss):
     Company                        $   4,447         $  7,393         $  4,780
     ViewStar                            (829)          (7,956)         (11,262)
                                    ---------         --------         --------

Combined                            $   3,618         $   (563)        $ (6,482)
                                    =========         --------         --------

A note payable from ViewStar to the Company in the amount of $4,000 has been eliminated in the consolidated financial statements as of December 31, 1996. There were no other significant transactions between the Company and ViewStar prior to the combination.

Caleo Software, Inc. In February 1996, the Company purchased Caleo Software, Inc. (Caleo), an Atlanta based software company for $4,750 in cash. The business combination was accounted for using the purchase method whereby the purchase price was allocated to the underlying net assets based on their relative fair values. Of the total purchase price $4,307 was charged to operations as the purchase of in-process research and development. The results of operations of Caleo were not significant in relation to the Company. At the time of the combination the Company wrote off $705 of previously capitalized software costs representing technology replaced by technology acquired with the Caleo purchase.

         3.       CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company's cash and cash equivalents and short-term investments as of December 31 consist of the following:

                                                               1996        1995
                                                             -------     -------
Cash and cash equivalents:
     Cash ................................................   $ 5,973     $ 2,905
     Commercial paper ....................................      --         2,957
     Money market instruments ............................     5,011       1,884
                                                             -------     -------
         Total cash and cash equivalents .................    10,984       7,746
                                                             -------     -------

Short-term investments:
     Municipal securities ................................    10,212      19,595
     Corporate notes and bonds ...........................    21,613       9,859
     Commercial paper ....................................      --         4,394
                                                             -------     -------
         Total short-term investments ....................    31,825      33,848
                                                             -------     -------
         Total cash and cash equivalents and short-term
         investments .....................................   $42,809     $41,594
                                                             =======     =======

The short-term investments are classified as held-to-maturity. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

Contractual maturities of investment securities at December 31, 1996 will occur during 1997.

         4.       INVENTORIES

A summary of inventories follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                          1996             1995
                                                         ------           ------
Raw materials .......................................    $1,879           $  838
Work-in-process .....................................       333            1,269
Finished goods ......................................       136               26
Installations in progress ...........................       257              610
Spare parts .........................................       209              215
                                                         ------           ------
                                                         $2,814           $2,958
                                                         ======           ======

         5.       CONTRACTS RECEIVABLE

The future minimum payments to be received on contracts receivable as of December 31, 1996 are as follows:

1997 ................................................................     $1,865
1998 ................................................................        815
1999 ................................................................        389
2000 ................................................................         83
                                                                          ------
                                                                           3,152
Less amounts representing interest at rates ranging from 6.23% to 10%        295
                                                                          ------
Present value of contracts receivable ...............................      2,857
Less:
     Current installments ...........................................      1,764
     Allowance for doubtful contracts ...............................        423
                                                                          ------
Contracts receivable, excluding current installments.................     $  670
                                                                          ======

         6.       FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements consist of the following as of December 31:

                                                             1996          1995
                                                           -------       -------
Furniture and fixtures ...............................     $ 2,620       $ 1,868
Computer equipment ...................................      15,012        14,615
Equipment under capital lease ........................       6,500         5,990
Office equipment .....................................       1,684         1,345
Leasehold improvements ...............................       1,390         1,563
                                                           -------       -------
                                                            27,206        25,381
Less accumulated depreciation and amortization .......      19,813        17,380
                                                           -------       -------
                                                           $ 7,393       $ 8,001
                                                           =======       =======

         7.       BANK LINE OF CREDIT

At December 31, 1996, the Company had available a $10,000 unsecured domestic bank line of credit. Restrictive terms of this line of credit require, among other things, that the Company maintain minimum net worth and working capital. The Company was in compliance with all terms and conditions of this line of credit as of December 31, 1996. There were no borrowings outstanding under this line as of December 31, 1996.

         8.       LONG-TERM OBLIGATIONS

A summary of long-term obligations as of December 31 follows:

                                                                               1996       1995
                                                                              ------     ------
Various obligations, final payment due 1999 ...............................   $1,329     $1,947
Non interest bearing note payable to customer .............................      180        270
                                                                              ------     ------
Total long-term obligations ...............................................    1,509      2,217
Less current installments .................................................      934      1,132
                                                                              ------     ------

     Long-term obligations, excluding current installments ................   $  575     $1,085
                                                                              ======     ======

Principal maturities of long-term obligations at December 31, 1996 are as follows:
1997 ......................................................................   $  934
1998 ......................................................................      478
1999 ......................................................................       97
                                                                              ------
                                                                              $1,509
                                                                              ======

In May 1995, ViewStar obtained $2.0 million in cash from certain of its existing shareholders in exchange for subordinated notes. The notes bore interest at 9% per annum. The principal amount of these notes and accrued interest were due upon demand at any time after April 15, 1996. In March 1996, the subordinated notes were exchanged for shares of preferred stock.

         9.       SHAREHOLDERS' EQUITY

         a.       Stock Option Plans.

The Company's Restated 1987 Stock Option Plan (1987 Plan), which by its terms terminated in December 1996, allowed for the reservation of 2,800,000 shares of common stock for grants. Options granted under the 1987 Plan were designated as qualified or nonqualified at the discretion of the Board of Directors. The Company approved a new 1996 Stock Incentive Compensation Plan (1996 Plan) which allows for the reservation of 1,500,000 shares of common stock for grants. Options granted under the 1996 Plan may be designated as qualified or nonqualified at the discretion of the Board of Directors.

Generally, options vest over either a four-year period in cumulative increments of 25% beginning one year from the date of grant or over a five-year period in cumulative increments of 20% each year beginning either one year from the date of grant or, in certain instances, one year from the individual's employment date. All options expire ten years from the date of grant and are currently granted at prices not less than fair market value.

The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 for options granted in 1996 and in 1995, the Company's net earnings (loss) would have been adjusted to the proforma amounts indicated below:

                                                           1996       1995
                                                           ----       ----
Net earnings(loss)           As reported                 $ 3,618     $ (563)
                             Proforma                      1,933       (843)
Earnings (loss) per share    As reported                    0.27      (0.06)
                             Proforma                       0.14      (0.09)

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $5.30 and $2.97, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions in 1996 and 1995: expected dividend yield of 0.0%, volatility of 62%, an expected life of 4.5 years, and a risk free interest rate of 6.29% for 1996 and 6.18% for 1995.

Proforma net earnings (loss) and earnings (loss) per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net earnings (loss) and earnings (loss) per share amounts presented above because compensation cost is reflected over the options' vesting period of four to five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

A summary of stock options follows:

                                                 SHARES     NUMBER OF
                                               AVAILABLE     OPTIONS       WEIGHTED
                                               FOR GRANT   OUTSTANDING     AVERAGE
                                               (in 000's)  (in 000's)   EXERCISE PRICE
                                               ----------  -----------  --------------
Balance at December 31, 1993                       421        1,670        $  5.40
Plan amendment..............................       557         --               --
Granted.....................................    (1,415)       1,415           5.26
Exercised...................................      --           (173)          3.42
Canceled....................................       796         (796)          9.06
                                                ------       ------        -------
Balance at December 31, 1994                       359        2,116           4.41
Plan amendment..............................       400         --            --
Granted.....................................      (521)         521           4.74
Exercised...................................      --           (187)          2.88
Canceled....................................       504         (504)          4.08
                                                ------       ------        -------
Balance at December 31, 1995                       742        1,946           4.70
Plan amendment..............................     2,659         --            --
Granted.....................................      (721)         721          11.19
Exercised...................................      --           (369)          3.91
Expired.....................................      (343)        --            --
Canceled....................................       240         (240)          4.99
                                                ------       ------        -------
Balance at December 31, 1996................     2,577        2,058        $  6.62
                                                ======       ======        =======

The following table summarizes options outstanding and exercisable at December 31, 1996.

                                    Options Outstanding                           Options Exercisable
                     ---------------------------------------------------    ----------------------------------
                                         Weighted
                                         Average            Weighted
Range of Exercise      Number           Remaining            Average           Number         Weighted Average
      Prices         Outstanding     Contractual Life     Exercise Price    Exercisable        Exercise Price
-----------------    -----------    -------------------   --------------    -----------       ----------------
$0.51- 0.81             543,841             4.02             $ 0.51           241,944              $ 0.51
 2.40- 4.00             303,525             6.77               3.66           191,993                3.61
 4.13- 6.63             338,889             7.07               5.26           185,549                4.97
 6.75-11.00             354,704             7.88               9.59           171,762                9.76
11.25-15.06             313,649             8.96              13.42            26,073               11.57
15.25-19.75             203,542             9.70              17.68            16,000               19.75
-----------           ---------             ----             ------           -------              ------
$0.81-19.75           2,058,150             8.38             $ 6.98           833,321              $ 4.84


         b.       Stock Option Plan for Non-Employee Directors.

Under the Company's 1992 Stock Option Plan for Non-Employee Directors (1992
Plan), 125,000 shares of the Company's common stock are reserved for issuance to non-employee directors of the Company.

An initial grant of 5,000 shares is automatically made to each non-employee director upon appointment as a director of the Company. Initial grants vest over a five-year period in cumulative increments of 20% each year beginning from the date of the first subsequent annual meeting of shareholders following grant. An additional 1,000 shares are granted following each annual shareholders meeting. Each additional grant is immediately vested and exercisable.

All options expire ten years from the date of grant or, if earlier, five years after termination as a director of the Company. Options are exercisable at the fair market value of the stock at the date of grant. At December 31, 1996, 48,000 shares were outstanding under the 1992 Plan at a weighted average exercise price of $8.11 per share and 30,000 shares were exercisable at a weighted average price of $7.75 per share.

         c.       Employee Stock Purchase Plan.
The Company's 1991 Employee Stock Purchase Plan provides for 200,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable semiannually on June 30 and December 31 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the respective semi-annual periods.

         d.       Stock Repurchase Plan.
In 1995, the Company's Board of Directors authorized a plan to repurchase up to 1,600,000 shares of the Company's common stock, subject to certain limitations and conditions. The Company had purchased 691,000 shares at a total cost of $5,526. The shares are used primarily to service the Company's employee benefit plans. On October 2, 1996 the plan was discontinued.

         e. ViewStar Preferred Shares. In March and June 1996, ViewStar completed the Series F preferred stock financing transaction in which a total of 3,293,467 shares were issued. ViewStar issued 2,126,024 shares in repayment of the $2,000 subordinated notes outstanding plus the related accrued interest of $148 and issued 1,167,444 shares for $1,179 in cash. In June 1996, Series A, B, C, D, and E preferred shares were converted to common stock. As a result 1,847,436 shares of common stock were issued.

The remaining Series F preferred stock was converted to common stock in December 1996.

         10.      SIGNIFICANT CUSTOMERS
No single customer accounted for more than 10% of total revenue in 1996, 1995 and 1994.

         11.      INCOME TAXES

The components of earnings (loss) before income taxes are as follows:

                                              1996      1995     1994
                                            --------  -------  --------
U.S. operations.........................    $  6,524  $ 2,906  $ (4,205)
Foreign.................................       1,382      682       295
                                            --------  -------  --------
                                            $  7,906  $ 3,588  $ (3,910)
                                            ========  =======  ========

Components of income tax expense are summarized as follows:

                                                1996       1995      1994
                                              --------   --------   --------
Current:
     Federal...............................   $  4,053   $  3,493   $  3,845
     State.................................        446        522        229
     Foreign...............................        705        276        275
                                              --------   --------   --------
             Total current.................      5,204      4,291      4,349
Deferred - federal.........................       (916)      (140)    (1,777)
                                              --------   --------   --------
                                              $  4,288   $  4,151   $  2,572
                                              ========   ========   ========

Income tax expense (benefit) on earnings (loss) before income taxes differs from "expected" income tax expense (benefit) as computed by applying the U.S. federal income tax rate of 34% as follows:

                                                              1996      1995      1994
                                                            --------   -------   -------
Computed "expected" tax expense (benefit).................  $  2,688   $ 1,220   $(1,329)
Research and experimentation tax credits and foreign tax
     credits..............................................      (387)     (100)     (306)
State income taxes, net of federal benefit................       296       355       158
Purchase of in -process research and development..........     1,464         -         -
Merger related costs......................................       438         -         -
Losses of subsidiary not currently deductible.............       301     2,503     3,660
Tax-exempt interest income................................      (179)     (234)        -
Foreign taxes withheld....................................       161       226       275
Other.....................................................      (494)      181       114
                                                            --------   -------   -------
                                                            $  4,288   $ 4,151   $ 2,572
                                                            ========   =======   =======

Deferred tax assets and liabilities are comprised of the following at December
31:

                                                                     1996      1995
                                                                  --------   --------
Depreciation...................................................   $      -   $     80
Capitalized software development costs, net of amortization....        678        976
Contract revenue...............................................        415        855
Other..........................................................          -        197
                                                                  --------   --------
                 Gross deferred tax liabilities................      1,093      2,108
                                                                  --------   --------

Provision for doubtful receivables.............................        940        688
Provision for inventory obsolescence...........................        219        300
Provision for warranties and returns...........................        143        230
Unearned revenue...............................................      1,044      1,486
Provision for vacation expense.................................        835        776
Provision for self insurance...................................         58        191
Net operating loss carryforward................................      8,871      8,573
Research and development credits...............................      1,598      1,524
Other..........................................................      1,227        977
                                                                  --------   --------
                 Gross deferred tax assets.....................     14,935     14,745
Deferred tax asset valuation allowance.........................    (12,104)   (12,310)
                                                                  --------   --------
         Net deferred tax assets...............................      2,831      2,435
                                                                  --------   --------
         Net deferred income tax ..............................   $  1,738   $    327
                                                                  ========   ========


As of December 31, 1996 the Company has net operating loss carryforwards for federal income tax purposes of approximately $22,900, expiring in the years 2003 through 2010, and net operating loss carryforwards for state income tax purposes of approximately $6,200, expiring in the years 1997 through 2000. The Company also had federal and state research and development credit carryforwards of approximately $888 and $710, respectively, which expire in the years 2001 through 2011. Utilization of the Company's net operating loss carryforwards and research and development credit carryforwards which relates primarily to ViewStar are subject to limitation due to the change in ownership. Due to uncertainty regarding their recoverability, the Company has established valuation allowances for the related deferred tax assets.

The deferred tax valuation allowance decreased $206 in 1996 and increased $3,179 and $5,666 in 1995 and 1994, respectively.

         12.      COMMITMENTS AND CONTINGENCIES

         a.       Profit Sharing and Deferred Compensation Plan.
The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing
Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants' contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. The Company's matching contributions to the Profit Sharing Plan were $471, $409 and $160 for 1996, 1995 and 1994, respectively.

         b.       Lease Commitments.
The Company leases its office and warehouse space under terms of noncancelable operating leases expiring at various dates through 2000.

Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows:

          1997......................................       $ 2,499
          1998......................................         2,308
          1999......................................           431
          2000......................................           246
                                                           -------
                                                           $ 5,484
                                                           =======

Rent expense under noncancelable operating leases amounted to $2,712, $2,907 and $2,864 for 1996, 1995 and 1994, respectively.

         c.       Litigation.
In 1994, the Company settled a lawsuit it had filed, resulting in an increase to non-operating income of approximately $3.2 million, net of legal costs.

The Company is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate will have a material adverse effect on the Company's business or financial condition.

         13.      GEOGRAPHIC SEGMENT INFORMATION
The Company's products are marketed internationally through its subsidiaries in the United Kingdom, the U.S. parent and independent distributors.

                                              1996      1995      1994
                                            --------  --------  --------
Revenue--U.S. operations:
     United States........................  $ 94,870  $ 75,593  $ 67,230
     United States export.................    12,083    12,289     4,605

Revenue -- International operations:
     Foreign subsidiaries.................    10,228     5,366     4,255
                                            --------  --------  --------
                                            $117,181  $ 93,248  $ 76,090
                                            --------  --------  --------
Operating income (loss):
     U.S. operations......................  $  4,235  $  1,355  $ (8,785)
     Foreign subsidiaries.................     1,867       382        30
     Eliminations.........................       130       121       398
                                            --------  --------  --------
                                            $  6,232  $  1,858  $ (8,357)
                                            --------  --------  --------
Assets:
     U.S. operations......................  $ 88,740  $ 90,597  $ 91,803
     Foreign subsidiaries.................     5,528     2,974     3,993
                                            --------  --------  --------
                                            $ 94,268  $ 93,571  $ 95,796
                                            ========  ========  ========

         14.      OTHER NONRECURRING EXPENSES
During 1995, ViewStar incurred $1,740 of nonrecurring charges consisting of $500 for legal fees and other costs associated with the termination of a proposed merger and $1,240 of expenses for severance pay, educational programs and job search fees resulting from a reduction in headcount.

         15.      QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes the unaudited statements of operations for each quarter of 1996 and 1995:

        QUARTERS                    FIRST     SECOND     THIRD   FOURTH     TOTAL
-------------------------         --------   --------   -------  -------  ---------
1996:
Revenue.........................  $ 26,997   $ 28,585   $30,202  $31,397  $ 117,181
Operating income (loss).........    (1,829)     3,569     4,083      409      6,232
Net earnings (loss).............    (2,413)     2,643     3,292       96      3,618
Net earnings (loss) per share...  $  (0.21)  $   0.19   $  0.24  $  0.01  $    0.27
                                  ========   ========   =======  =======  =========

1995:
Revenue.........................  $ 18,922   $ 22,445   $24,155  $27,726  $  93,248
Operating income (loss).........    (3,455)       (77)    2,498    2,892      1,858
Net earnings (loss).............    (3,443)      (795)    1,682    1,993       (563)
Net earnings (loss) per share...  $  (0.34)  $  (0.08)  $  0.14  $  0.16  $   (0.06)
                                  ========   ========   =======  =======  =========

The quarterly earnings (loss) per share presented above will not total to the year end total in 1996 and 1995 due to changes in the weighted average common shares and common equivalent shares outstanding during the year.

                                    ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                    ITEM TEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                   ITEM ELEVEN

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                   ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                  ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

                                  ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   CONSOLIDATED FINANCIAL STATEMENTS (INCLUDED IN ITEM EIGHT):
         Independent Auditors' Report
         Consolidated Balance sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995, and 1994
         Notes to Consolidated Financial Statements
2    FINANCIAL STATEMENTS SCHEDULES:

           Independent Auditors' Report (contained on page)
           Schedule II Valuation and Qualifying Accounts (contained on Page) All other Schedules are omitted because they are inapplicable or because the requested information is shown in the Consolidated Financial Statements oft he Company or in the related Notes thereto.

3      EXHIBITS

2.1        Agreement and Plan of Merger, dated October 14, 1996, among      (I)
           the Registrant, Vision Merger Corporation and ViewStar
           Corporation

3.1        Restated Articles of Incorporation of the Registrant             (B)

3.2        Restated Bylaws of the Registrant                                (D)

4.1        Form of Certificate Evidencing Common Stock, par value $0.01     (B)
           per share

4.2        Warrant to purchase 12,245 shares of ViewStar Common Stock       (I)
           issued to Comdisco, Inc. dated May 31, 1996

10.1       Restated 1987 Stock Option Plan, as amended*                     (H)

10.2       1996 Management and Company Performance Bonus Plan*              (H)

10.3       1997 Management and Company Performance Bonus Plan*              (A)

10.4       Restated 1992 Stock Option Plan for Non-Employee Directors,      (H)
           as amended*

10.5       1991 Employee Stock Purchase Plan, as amended*                   (F)

10.6       Executive Employment Agreement dated as of November 8, 1994      (E)
           with Patrick S. Howard*

10.7       Executive Employment Agreement dated as of March 1, 1995 with    (G)
           Thomas R. Clark*

10.8       Executive Employment Agreement dated as of March 1, 1995 with    (G)
           John J. Flavio*

10.90      Executive Employment Agreement dated as of March 1, 1995 with    (G)
           Edmund D. Wilsbach*

10.10      Lease for Building 17 dated January 15, 1991 among Michael       (C)
           E. Mastro, Redmond East Associates and the Registrant

10.11      Business Loan Agreement dated May 31, 1995 with Seattle-         (H)
           First National Bank

10.12      Business Loan Agreement dated June 23, 1995 with U.S. Bank       (H)
           of Washington, National Association

10.13      Customer Purchase Agreement dated December 27, 1990 with         (D)
           Summa Four, Inc.**

10.14      Software Source Code and Manufacturing Data Deposit and          (D)
           Escrow Agreement dated December 27, 1990 with Summa Four,
           Inc. and Data Securities International Ind.**

10.15      Purchase Agreement (AWA 99) with Hewlett Packard, dated          (H)
           March 1, 1995

10.16      Shareholders Agreement, dated October 14, 1996, with certain     (I)
           former shareholders of ViewStar Corporation

10.17 ViewStar Corporation Amended 1986 Incentive Stock Plan and form (I) of agreement thereunder*

10.18      ViewStar Corporation Amended 1994 Stock Plan, as amended, and    (I)
           form of agreement thereunder*

10.19      ViewStar Corporation 1996 Incentive Stock Plan*                  (I)

10.20      Sublease Agreement between the ASK Group, Inc. and ViewStar      (I)
           Corporation, dated October 8, 1993, for ViewStar's facility located at 1101 Marina Village Parkway, Alameda, California

10.21      Promissory Note issued by Kamran Kheirolomoom to ViewStar        (I)
           Corporation dated July 2, 1996*

10.22      Executive Employment Agreement, dated October 14, 1996,          (I)
           between Kamran Kheirolomoom and the Registrant*

10.23      Executive Employment Agreement, dated October 14, 1996,          (I)
           between Robert I. Pender, Jr. And the Registrant*

10.24      Executive Employment Agreement, dated October 14, 1996,          (I)
           between Gayle A. Crowell and the Registrant*

21.1       List of subsidiaries of the Registrant                           (I)

23.1       Consent of KPMG Peat Marwick LLP                                 (A)

27.1       Financial Data Schedule                                          (A)

 *       Management contract or compensation plan.

 ** Confidential treatment has been requested with respect to portions of the agreement.

(A)      Filed herewith.

(B) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S-1 (Registration No. 33-34561) filed with the Securities and Exchange Commission on April 26, 1990, as amended.

(C) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(D) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(E) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(F) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994.

(G) Incorporated by reference from exhibits filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(H) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(I) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S-4 (Registration No. 333-14887) initially filed with the Securities and Exchange Commission on October 25, 1996.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mosaix, Inc.:

         Under date of January 30, 1997, we reported on the consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualify accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect the, information set forth therein.




/s/ KPMG PEAT MARWICK LLP

Seattle, Washington
January 30, 1997

                                  MOSAIX, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 (IN THOUSANDS)



Column A                                            Column B        Column C      Column D        Column E
--------                                            --------        --------      --------        --------
                                                  BALANCE AT      CHARGED TO                       BALANCE
                                                   BEGINNING     OTHER COSTS            (1)         AT END
DESCRIPTION                                          OF YEAR    AND EXPENSES      DEDUCTIONS       OF YEAR
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
        Valuation accounts deducted from
        assets:
          Allowance for doubtful receivables          $1,863          $  395          $  242        $2,016
                                                      ======          ======          ======        ======

Year ended December 31, 1995:
        Valuation accounts deducted from
        assets:
          Allowance for doubtful receivables           1,581             794             512         1,863
                                                      ======          ======          ======        ======

Year ended December 31, 1994:
        Valuation accounts deducted from
        assets:
          Allowance for doubtful receivables           2,598           1,441           2,458         1,581
                                                      ======          ======          ======        ======


(1)      Represents amounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOSAIX, INC.


                                            By:_________________________________
                                                    Patrick S. Howard
                                                    Chairman of the Board,
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                            DATE
--------------------------      -----------------------------    -------------


  /s/Patrick S. Howard
--------------------------
Patrick S. Howard               Chairman of the Board,           March 7, 1997
                                Chief Executive Officer

  /s/John J Flavio
--------------------------
John J. Flavio                  Senior Vice President            March 7, 1997
                                Chief Financial Officer
                                (Principal Financial Officer)
  /s/ Tom A. Alberg
--------------------------
Tom A. Alberg                   Director                         March 7, 1997

 /s/ H. Robert Gill
--------------------------
H. Robert Gill                  Director                         March 7, 1997

  /s/ Harvey N. Gillis
--------------------------
Harvey N. Gillis                Director                         March 7, 1997

  /s/ Umang Gupta
--------------------------
Umang Gupta                     Director                         March 7, 1997

  /s/Kamran Kheirolomoom
--------------------------
Kamran Kheirolomoom             Director                         March 7, 1997

 /s/ David J. Ladd
--------------------------
David J. Ladd                   Director                         March 7, 1997

  /s/ Robert S. Leventahl
--------------------------
Robert S. Leventhal             Director                         March 7, 1997

  /s/ Cyntia Stroum
--------------------------
Cynthia Stroum                  Director                         March 7, 1997