Form 10-Q
period 1997-03-31
MOSAIX INC
filed 1997-05-15
CIK 853266

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition Period from ______ to ______.


                         Commission file number 0-18511

                              ---------------------


                                  MOSAIX, INC.
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                91-1273645
   (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


          6464 185TH AVE. N.E.
          REDMOND, WASHINGTON                            98052
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

Common stock, par value $0.01 per share: 13,275,286 shares outstanding as of March 31, 1997.

                    Page 1 of 14 sequentially numbered pages.

================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS
                              ---------------------

PART I:  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.        Financial Statements                                        3

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition            8


PART II:  OTHER INFORMATION                                                11

PART  I:

ITEM 1.  FINANCIAL STATEMENTS



MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                                    MARCH 31, 1997     DEC 31, 1996
-------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents and short-term investments            $44,399            $42,809
      Trade accounts receivable, net                                   29,869             29,566
      Inventories                                                       2,206              2,814
      Current installments of contracts receivable, net                 1,739              1,764
      Other current assets                                              4,329              5,837
                                                                      -------            -------
           Total current assets                                        82,542             82,790

Furniture, equipment and leasehold improvements, net                    7,439              7,393
Contracts receivable, less current installments                           177                670
Capitalized software costs, net                                         1,882              1,993
Other assets                                                            1,374              1,422
                                                                      -------            -------

      Total assets                                                    $93,414            $94,268
                                                                      =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term obligations                        $   800            $   934
      Accounts payable                                                  4,813              5,064
      Accrued compensation                                              5,434              6,614
      Other accrued expenses                                            8,375              9,755
      Customer deposits and unearned revenue                           12,873             13,619
                                                                      -------            -------
           Total current liabilities                                   32,295             35,986


Other long-term liabilities                                               687                939
                                                                      -------            -------
      Total liabilities                                                32,982             36,925
                                                                      -------            -------

Shareholders' equity                                                   60,432             57,343
                                                                      -------            -------

      Total liabilities and shareholders' equity                      $93,414            $94,268
                                                                      =======            =======


   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                           THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------
                                                                  1997              1996
                                                                        (UNAUDITED)
Revenue:
     Systems sales                                              $13,164            $ 12,035
     Software licenses                                            5,520               4,539
     Service and miscellaneous                                   11,930              10,423
                                                                -------            --------
                                                                 30,614              26,997
                                                                -------            --------
Cost of Revenues:
      Cost of systems                                             4,694               4,991
      Cost of software licenses                                     601                 439
      Cost of service and miscellaneous                           6,076               4,536
                                                                -------            --------
                                                                 11,371               9,966
                                                                -------            --------

        Gross profit                                             19,243              17,031
                                                                -------            --------

Operating expenses:
     Selling, general and administrative                         11,987              10,299
     Research and development                                     3,656               3,549
     Write-off of capitalized software costs                        -                   705
     Purchase of in-process research and development                -                 4,307
                                                                -------            --------
        Total operating expenses                                 15,643              18,860
                                                                -------            --------

        Operating income (loss)                                   3,600              (1,829)

Other income, net                                                   442                 422
                                                                -------            --------

        Earnings (loss)  before income taxes                      4,042              (1,407)

Income tax expense                                                1,124               1,006
                                                                -------            --------

        Net earnings (loss)                                     $ 2,918            $ (2,413)
                                                                =======            ========

Net earnings (loss) per share                                   $  0.21            $  (0.21)
                                                                =======            ========


Weighted average common shares and common
     equivalent shares outstanding                               13,847              11,685


   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)                                                            THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------
                                                                          1997                 1996
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                $  2,918             $ (2,413)
     Depreciation and amortization                                         1,563                2,371
     Trade and other accounts receivable                                     486                5,179
     Other assets                                                          2,068                 (305)
     Accounts payable and accrued liabilities                             (2,844)              (2,000)
     Unearned revenue                                                       (805)              (5,295)
                                                                        --------             --------
         Net cash provided by (used in) operating activities               3,386               (2,463)
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                   (6,897)              (7,206)
     Proceeds from maturities of short-term investments                    7,292               11,887
     Purchases of furniture and equipment                                 (1,133)              (1,160)
     Increase in capitalized software costs                                 (242)                (508)
     Other                                                                   (28)                 202
                                                                        --------             --------
         Net cash provided by (used in) investing activities              (1,008)               3,215
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on borrowings under bank line of credit                        -                 (2,000)
     Repayment of long-term obligations                                     (299)                (360)
     Proceeds from issuance of preferred and common stock                     55                3,386
                                                                        --------             --------
         Net cash provided by (used in) financing activities                (244)               1,026
                                                                        --------             --------

Effect of exchange rate changes on cash                                     (149)                  53
                                                                        --------             --------

Increase in cash and cash equivalents                                      1,985                1,831
Cash and  cash equivalents, beginning of period                           10,984                7,746
                                                                        --------             --------

Cash and  cash equivalents, end of period                                 12,969                9,577

Short-term investments                                                    31,430               35,470
                                                                        --------             --------
Cash and cash equivalents and short-term
  investments at end of period                                          $ 44,399             $ 45,047
                                                                        ========             ========


   See accompanying notes to the condensed consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Mosaix, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

        The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.      NET EARNINGS (LOSS) PER SHARE

        Net earnings (loss) per share is computed using the weighted average number of common shares outstanding plus dilutive common equivalent shares outstanding during the period using the treasury stock method. Common equivalent shares consist of employee stock options, common stock warrants and convertible preferred stock. The dilutive effect of convertible preferred stock is calculated on an "as-if-converted" basis. Fully diluted earnings per share were not materially different from primary earnings per share.

3.      NEW ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

4.      RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

        As stated in the Company's annual report on form 10-K, the Company completed a merger with ViewStar Corporation in December of 1996. This merger was accounted for as a pooling-of-interest and, as such, all previous periods have been restated to reflect the operations of the combined companies; including the three month period ended March 31, 1996 presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


        RESULTS OF OPERATIONS

        OVERVIEW

        For the first quarter of 1997, revenue increased to $30.6 million compared with $27.0 million reported in the first quarter of 1996. The Company had first quarter 1997 net earnings of $2.9 million, or $.21 per share, compared with a net loss of ($2.4) million, or ($.21) per share in the first quarter of 1996. Excluding one time charges, net income in the first quarter of 1996 would have been $2.4 million, or $0.19 per share. The one time charges in 1996 include $4.3 million of purchased in-process research and development that was expensed and the write-off of $0.7 million of previously capitalized software development costs, both related to the February 1996 acquisition of Caleo Software, Inc.

        REVENUE

        Revenue of $30.6 million for the first quarter of 1997 represents a 13% increase over revenue of $27.0 million reported in the comparable quarter of the prior year. Systems sales increased $1.1 million, or 9%, to $13.2 million in 1997 versus $12.0 million in 1996. Software licenses revenue increased $1.0 million, or 22%, to $5.5 million in 1997 compared to $4.5 million in 1996. Software licenses revenue now accounts for 18% of total revenue up from 17% in the first quarter of 1996. The Company's objective is to grow software licenses revenue at a faster rate than overall revenue. Service and miscellaneous revenue increased by $1.5 million, or 14%, to $11.9 million in 1997 from $10.4 million in 1996. International revenue increased to $7.1 million in the first quarter of 1997 from $4.4 million in the comparable quarter for 1996 due to increased product sales in the United Kingdom.

        GROSS MARGIN

        Total gross margin remained constant at approximately 63% of revenue in the first quarter of 1997 as compared to the same period in the prior year. Systems gross margin, however, increased to 64% in the first quarter of 1997 compared to 59% in the comparable period of the prior year. Systems gross margin increased as a result of product design changes and purchasing practices that combined to lower costs as well as a decrease in software amortization. Software amortization expense was approximately $0.3 million versus $0.5 million for the comparable quarter a year ago. Software licenses gross margins declined slightly to 89% from 90% a year ago. Service and miscellaneous gross margin declined to 49% compared to 56% in the comparable period of the prior year, primarily due to a decrease in consulting margins on certain projects and increased customer support staffing which began in the second quarter of 1996 as part of the Company's plan to improve customer service levels. The Company intends to continue to invest in improving customer service as management believes superior customer service is one of the key differentiators in vendor preference.

        During the first quarter of 1997, the Company completed the outsourcing of all manufacturing activities. The Company now uses a third party vendor for assembly of systems. The Company will continue to maintain an inventory of certain components and finished good.

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $12.0 million or 39% of revenue in the first quarter of 1997, compared to $10.3 million or 38% of revenue in the comparable period of the prior year. The increase in expense is primarily due to growth in the sales force and increased marketing costs.

        RESEARCH AND DEVELOPMENT

        Research and development expense, net of amounts capitalized as software development costs, was $3.7 million or 12% of revenue in the first quarter of 1997, compared to $3.5 million or 13% of revenue in the comparable quarter of the prior year. Software costs capitalized as a percent of spending were 5% or $0.2 million in the first quarter of 1997 compared to 10% or $0.4 million in the first quarter of 1996. Capitalized software costs continue to decrease, and as of March 31, 1997, were reduced to $1.9 million compared to $2.7 million at March 31, 1996.

        The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue. The Company expects to invest approximately 12-14% of revenue in new product development.

        ONE TIME CHARGES

        In February 1996, the Company acquired Caleo Software, Inc. and expensed $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software costs in the first quarter of 1996 due to rapidly changing technology.

        OTHER INCOME, NET

        Other income, net is comprised primarily of interest income and remained at $0.4 million in the first quarter of 1997 compared with the same period of the prior year.

        INCOME TAXES

        The effective tax rate for the first quarter of 1997 was 28% compared to the statutory rate of 34%. The lower rate is due mainly to the combined Company's use of ViewStar net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and excess credit carryforwards are restricted by the Internal Revenue Code. The Company therefore, is limited each quarter in the amount of net operating loss carryfowards that may be utilized. The tax expense in the first quarter of 1996 increased the loss before income taxes due to the lack of deductibility for tax purposes of the software cost write-offs and the purchase of research and development write-off.



        FINANCIAL CONDITION

        LIQUIDITY & CAPITAL RESOURCES

        The Company's combined cash and cash equivalents and short-term investments were $44.4 million at March 31, 1997 versus $42.8 million at December 31, 1996. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and commercial paper, and is diversified among security types and issuers. The portfolio does not include any derivative products. At March 31, 1997, the Company's working capital was $50.2 million compared to $46.8 million at December 31, 1996.

        During the first quarter of 1997, the Company generated $3.4 million in cash from operations compared to a $2.5 million use of cash in the comparable quarter of 1996. The use of cash from operating activities in the first quarter of 1996 was due primarily to the purchase of Caleo Software, Inc. for $4.8 million in February 1996, as well as a decrease in customer deposits.

        In addition to its cash and short term investment balances, the Company has available a $10 million domestic line of credit to meet cash flow needs. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as the Company's planned future investments in capital additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

        The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiaries' sales are denominated in British Pounds. As of March 31, 1997 outstanding receivables at the UK subsidiaries totaled $4.7 million dollars or 16% of total accounts receivable. Management believes the Company is not subject to material foreign currency exchange rate risks at this time.

        FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry results to be significantly different from any future results, performance or achievement expressed or implied by such forward-looking information. Such risks and uncertainties include among other things: uncertainties relating to integration of operations, uncertainty of future operating results, fluctuations in operating results, seasonality, lengthy sales and implementation cycle, complex service requirements, competition, technological change and new products, limited source of supply, dependence on Windows NT and other core Microsoft technologies, lack of product revenue diversification, international sales, dependence on proprietary rights, infringement claims, uncertainty of obtaining licenses, risk of product defects, and governmental regulation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC on March 12, 1997 for a more detailed description of such risks and uncertainties.

PART II:       OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS.

               Mosaix is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate will have a material adverse effect on the Company's business or financial condition.

Item 2  CHANGES IN SECURITIES

               None

Item 3  DEFAULTS UPON SENIOR SECURITIES

               None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following three items were submitted to the shareholders during the annual meeting of shareholders held April 22, 1997.

               The following nominees for election as Directors were elected:

               NOMINEE                   FOR                  WITHHELD
               H.  Robert Gill           10,519,221           50,513
               Umang Gupta               10,521,146           48,588
               Kamran Kheirlolmoom       10,519,570           50,164

               The proposal to approve the amendment to the 1991 Employee Stock Purchase Plan allowing participation by employees of foreign owned subsidiaries:

               For                            10,358,440
               Against                            49,112
               Abstain                            63,083

               The proposal to ratify KPMG Peat Marwick LLP as independent auditors for the Company received the following votes:

               For                            10,537,254
               Against                             5,834
               Abstain                            26,646

Item 5  OTHER INFORMATION

               None

Item 6  EXHIBITS AND REPORTS ON FORM 8-K


               (a)    Exhibits

               Exhibit 11. Computation of Earnings Per Share
               Exhibit 27. Financial Data Schedule

               (b)    Reports on Form 8-K.

                      On January 3, 1997 the Company filed a Form 8-K announcing the completion of the merger between Digital Systems International, Inc. and ViewStar Corporation. The merger was completed on December 24, 1996. The 8-K also referred to Digital Systems International, Inc. name change to Mosaix, Inc. effective January 1, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOSAIX, INC.
                                       (Registrant)


DATE:  May 13, 1997              BY:  /s/John J Flavio
                                     ----------------------------------
                                      John J. Flavio
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibits
--------

  11.      Computation of Earnings Per Share
  27.      Financial Data Schedule