Form 10-Q
period 1997-06-30
MOSAIX INC
filed 1997-08-13
CIK 853266

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                 (425) 881-7544
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

     Common stock, par value $0.01 per share: 13,490,932 shares outstanding as of July 31, 1997.

                    Page 1 of 16 sequentially numbered pages.


===============================================================================

                          MOSAIX, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                              ---------------------

PART I:  FINANCIAL INFORMATION                                            PAGE NO.
                                                                          --------
Item 1.           Financial Statements                                        3

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            8

Item 3.           Quantitative and Qualitative Disclosure about Market Risk   12

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings                                           13

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on form 8-K                            14

PART  1:

ITEM 1.  FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------
 CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                           JUNE 30, 1997   DEC 31, 1996
-------------------------------------------------------------------------------------
                                                           (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents and short-term investments      $47,851      $42,809
      Trade accounts receivable, net                             28,189       29,566
      Inventories                                                 2,489        2,814
      Current installments of contracts receivable, net           1,610        1,764
      Other current assets                                        4,191        5,837
                                                                -------      -------
           Total current assets                                  84,330       82,790

Furniture, equipment and leasehold improvements, net              7,300        7,393
Contracts receivable, less current installments                     464          670
Capitalized software costs, net                                   1,433        1,993
Other assets                                                        848        1,422
                                                                -------      -------
      Total assets                                              $94,375      $94,268
                                                                =======      =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term obligations                  $   983      $   934
      Accounts payable                                            3,206        5,064
      Accrued compensation                                        6,547        6,614
      Other accrued expenses                                      8,984        9,755
      Customer deposits and unearned revenue                      9,603       13,619
                                                                -------      -------
           Total current liabilities                             29,323       35,986

Other long-term liabilities                                         407          939
                                                                -------      -------
      Total liabilities                                          29,730       36,925
                                                                -------      -------
Shareholders' equity                                             64,645       57,343
                                                                -------      -------
      Total liabilities and shareholders' equity                $94,375      $94,268
                                                                =======      =======




   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                                           1997        1996            1997        1996
                                                                            (UNAUDITED)
Revenue:
    Systems sales                                        $11,815      $13,527         $24,979      $25,562
    Software licenses                                      8,075        4,947          13,595        9,486
    Service and miscellaneous                             11,784       10,111          23,714       20,534
                                                         -------      -------         -------      -------
                                                          31,674       28,585          62,288       55,582
                                                         -------      -------         -------      -------
Cost of Revenues:
    Cost of systems                                        4,635        4,388           9,329        9,379
    Cost of software licenses                                657          220           1,258          659
    Cost of service and miscellaneous                      5,995        5,279          12,071        9,815
                                                         -------      -------         -------      -------
                                                          11,287        9,887          22,658       19,853
                                                         -------      -------         -------      -------

        Gross profit                                      20,387       18,698          39,630       35,729
                                                         -------      -------         -------      -------

Operating expenses:
    Selling, general and administrative                   12,062       10,906          24,049       21,205
    Research and development                               3,913        4,223           7,569        7,772
    Write-off of capitalized software costs                   --           --              --          705
    Purchase of in-process research and development           --           --              --        4,307
                                                         -------      -------         -------      -------
        Total operating expenses                          15,975       15,129          31,618       33,989
                                                         -------      -------         -------      -------

        Operating income                                   4,412        3,569           8,012        1,740

Other income, net                                            515          372             957          794
                                                         -------      -------         -------      -------
        Earnings before income taxes                       4,927        3,941           8,969        2,534

Income tax expense                                         1,591        1,298           2,715        2,304
                                                         -------      -------         -------      -------
        Net earnings                                     $ 3,336      $ 2,643         $ 6,254      $   230
                                                         =======      =======         =======      =======

Net earnings per share                                   $  0.24      $  0.19         $  0.45      $  0.02
                                                         =======      =======         =======      =======
Weighted average common shares and common
    equivalent shares outstanding                         13,930       13,754          13,835       13,156



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN THOUSANDS)                                                         SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------
                                                                            1997           1996
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                       $  6,254       $    230
      Depreciation and amortization                                         3,192          4,041
      Trade and other accounts receivable                                   1,226          3,528
      Other assets                                                          2,382           (289)
      Accounts payable and accrued liabilities                             (1,337)           308
      Unearned revenue and customer deposits                               (4,269)        (8,146)
                                                                         --------       --------
          Net cash provided by (used in) operating activities               7,448           (328)
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of short-term investments                                  (19,958)       (22,779)
      Proceeds from maturities of short-term investments                   19,409         24,679
      Purchases of furniture, equipment, and leasehold improvements        (2,228)        (2,289)
      Increase in capitalized software costs                                 (255)          (641)
      Other                                                                  (272)          (396)
                                                                         --------       --------
          Net cash used in investing activities                            (3,304)        (1,426)
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of long-term obligations                                     (518)          (648)
      Other                                                                   248             --
      Proceeds from issuance of preferred and common stock                    674          2,596
                                                                         --------       --------
          Net cash provided by financing activities                           404          1,948
                                                                         --------       --------
Effect of exchange rate changes on cash                                       (54)            47
                                                                         --------       --------
Increase in cash and cash equivalents                                       4,494            241
Cash and  cash equivalents, beginning of period                            10,984          7,746
                                                                         --------       --------
Cash and  cash equivalents, end of period                                  15,478          7,987

Short-term investments                                                     32,373         30,948
                                                                         --------       --------
Cash and cash equivalents and short-term investments
at end of period                                                         $ 47,851       $ 38,935
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

2.       NET EARNINGS PER SHARE

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

3.       NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the adoption of this statement to have a material impact on the previously reported EPS amounts.

4.       RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

         As stated in the Company's annual report on form 10-K, the Company completed a merger with ViewStar Corporation in December of 1996. This merger was accounted for as a pooling-of-interests and, as such, all previous periods have been restated to reflect the operations of the combined companies; including the three and six month periods ended June 30, 1996 presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         REVENUE

         Revenue for the second quarter of 1997 was $31.7 million, an 11% increase from $28.6 million reported in the comparable quarter of the prior year. Systems sales were $11.8 million a decline of 13% compared to $13.5 million in the second quarter of 1996 due to several large orders which did not close within the quarter. As discussed in the Company's Annual Report on Form 10-K for 1996 the Company may from time to time experience quarterly fluctuations in the recognition of revenue caused by the timing of when customers are ready to accept delivery and begin the installation process.

         Software license revenue was $8.1 million, an increase of 63% compared to $4.9 million in 1996. Software license revenue accounted for 25% of total revenue, up from 17% in the second quarter of 1996. The increase included: extraordinary expansion of revenue from one customer, which accounted for 10% of total revenue, and which the Company does not expect to continue into the third quarter, the first sale of Mosaix's Enterprise Customer Management (ECM) solution that integrates call center and workflow management software, and higher than usual license fees from system integration partners. The Company's objective is to grow software licenses revenue at a faster rate than overall revenue. The Company does not, however, expect software license revenue in the third quarter to match second quarter results.

         Service and miscellaneous revenue was $11.8 million, an increase of 17% from $10.1 million in the second quarter of 1996. International revenue increased to $9.0 million in the second quarter of 1997 from $5.5 million in the comparable quarter for 1996 due to increased product sales in the United Kingdom.

         The Company had one customer that accounted for 10% of the total revenue for the quarter. The revenue from this customer is comprised of software license revenue, as well as service and miscellaneous revenue and is included in international revenue.

         GROSS MARGIN

         Total gross margin remained constant at approximately 64% of revenue in the second quarter of 1997, as compared to the same period in the prior year. Systems gross margin, however, decreased to 61%, compared to 68% in the same period of the prior year. This decrease was primarily due to an unusually high proportion of large, complex and high-margin systems sold in the prior year. Gross margin for software licenses declined to 92% from 96% a year ago mainly due to a higher mix of products with third party fees. The gross margin for service and miscellaneous increased to 49% compared to 48% in the comparable period of the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $12.0 million in the second quarter of 1997, compared to $10.9 million in the comparable period of the prior year, remaining at 38% of revenue. The increase in expense is primarily due to growth in the sales force and increased marketing costs.

         During the third quarter of 1997, the Company expects to incur a one time charge of approximately $750,000, primarily consisting of severance costs relating to the consolidation of the Company's sales, support and service operations. Once the consolidation is fully implemented, the Company anticipates annual operating expense savings of approximately $750,000 to $1.0 million.

         RESEARCH AND DEVELOPMENT

         Research and development expense, net of amounts capitalized as software development costs, was $3.9 million or 12% of revenue in the second quarter of 1997, compared to $4.2 million or 15% of revenue in the comparable quarter of the prior year. The decrease in expense is due primarily to lower depreciation charges in the current quarter and higher than normal third party software development fees in 1996 related to a special project.

         During the second quarter of 1997, the Company did not capitalize a significant amount of software development costs compared to $0.3 million in the second quarter of 1996. Capitalized software costs continue to decrease. As of June 30, 1997, the net balance was $1.4 million, down from to $2.4 million at June 30, 1996.

         The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue. The Company expects to invest approximately 12-14% of revenue in research and development.

         OTHER INCOME, NET

         Other income, net is comprised primarily of interest income and increased to $0.5 million in the second quarter of 1997 compared with $0.4 million for the same period of the prior year.

         INCOME TAXES

         The effective tax rate for the second quarter of 1997 was 32% compared to the statutory rate of 34%. The lower rate is primarily due to the combined Company's use of ViewStar net operating loss carryforwards, thereby reducing taxable income. The utilization of net operating loss carryforwards and other tax credit carryforwards are restricted by the Internal Revenue Code. The Company therefore, is limited each quarter in the amount of net operating loss carryfowards that may be utilized.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         REVENUE

         Revenue for the first six months of 1997 was $62.3 million, an increase of 12% from $55.6 million reported in the comparable period of the prior year. Systems sales were $25.0 million in 1997, down 2% from $25.6 million in 1996 primarily due to the decrease in the second quarter discussed earlier. Software license revenue was $13.6 million, an increase of 43% compared to $9.5 million in 1996. The increase included: extraordinary expansion of revenue from one customer, which accounted for 10% of total revenue for the six months, and which the Company does not expect to continue into the third quarter, and higher than usual license fees from system integration partners in the second quarter. Service and miscellaneous revenue increased by $3.2 million, or 15%, to $23.7 million in 1997 from $20.5 million in 1996. International revenue increased to $16.1 million in 1997 from $10.0 million in the comparable period for 1996 due to increased product sales in the United Kingdom.

         GROSS MARGIN

         Total gross margin was 64% of revenue for the first six months of 1997, approximately the same as the comparable period in the prior year. Systems gross margin remained at 63% for the first six months of 1997 and 1996. Software license gross margin declined slightly to 91% from 93% a year ago due to a higher mix of lower margin product sales with third party license fees. Service and miscellaneous gross margin declined to 49% compared to 52% in the comparable period of the prior year. This decline was primarily due to a decrease in consulting margins on certain projects and increased customer support staffing which began in the second quarter of 1996 as part of the Company's plan to improve customer service. The Company intends to continue to invest in improving customer service as management believes superior customer service is one of the key differentiators in vendor preference.

         During the first quarter of 1997, the Company completed the outsourcing of all manufacturing activities. The Company now uses a third party vendor for assembly of systems. The Company will continue to maintain an inventory of certain components and finished goods.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $24.0 million or 39% of revenue in the first six months of 1997, compared to $21.2 million or 38% of revenue in the comparable period of the prior year. This increase is primarily due to growth in the sales force and increased marketing costs.

         RESEARCH AND DEVELOPMENT

         Research and development expense, net of amounts capitalized as software development costs, was $7.6 million or 12% of revenue in the first six months of 1997, compared to $7.8 million or 14% of revenue in the comparable period of the prior year. The decrease in expense is due primarily to lower depreciation charges in the current year and higher than normal third party software development fees in the second quarter of 1996 related to a special project. Software costs capitalized as a percent of spending were 3% or $0.2 million in the first six months of 1997 compared to 8% or $0.7 million in the comparable period of 1996.

         ONE TIME CHARGES

         In February 1996, the Company acquired Caleo Software, Inc. and expensed $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software costs in the first quarter of 1996 due to rapidly changing technology. Excluding one time charges, net income in the six months ended June 30, 1996 would have been $5.0 million, or $0.38 per share.

         OTHER INCOME, NET

         Other income, net consists primarily of interest income which increased to $1.0 million in the first six months of 1997 from $0.8 million in the comparable period in 1996.

         INCOME TAXES

         The effective tax rate for the six months ended June 30, 1997 was 30% compared to the statutory rate of 34%. The lower rate is primarily due to the combined Company's use of ViewStar net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and other tax credit carryforwards are restricted by the Internal Revenue Code. The Company therefore, is limited each quarter in the amount of net operating loss carryfowards that may be utilized.

         FINANCIAL CONDITION

         LIQUIDITY & CAPITAL RESOURCES

         The Company's combined cash and cash equivalents and short-term investments were $47.9 million at June 30, 1997 versus $42.8 million at December 31, 1996. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and commercial paper, and is diversified among security types and issuers. The portfolio does not include any derivative products. At June 30, 1997, the Company's working capital was $55.0 million compared to $46.8 million at December 31, 1996.

         During the first six months of 1997, the Company generated $7.4 million in cash from operations compared to a $0.3 million use of cash in the comparable period of 1996. The use of cash from operating activities in 1996 was due primarily to the purchase of Caleo Software, Inc. for $4.8 million in February 1996, as well as a decrease in customer deposits.

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

         On July 16, 1997, the Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of common stock. The shares repurchased may be used to service the Company's employee benefit plans and for other general corporate purposes.

         The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiaries' sales are denominated in British Pounds. As of June 30, 1997 outstanding receivables at the UK subsidiaries totaled $3.5 million dollars or 12% of total accounts receivable.

         FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry results to be significantly different from any future results, performance or achievement expressed or implied by such forward-looking information. Such risks and uncertainties include among other things: uncertainties relating to the integration of ViewStar operations, fluctuations in operating results, seasonality, lengthy sales and implementation cycle, complex service requirements, competition, technological change and new products, limited source of supply, dependence on Windows NT and other core Microsoft technologies, lack of product revenue diversification, international sales, dependence on proprietary rights, infringement claims, uncertainty of obtaining licenses, risk of product defects, and governmental regulation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC on March 12, 1997 for a more detailed description of such risks and uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

                  Mosaix is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate will have a material adverse effect on the Company's business or financial condition.

Item 2.  CHANGES IN SECURITIES

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following three items were submitted to the shareholders during the annual meeting of shareholders held April 22, 1997.

                  The following nominees for election as Directors were elected:

                  NOMINEE                     FOR                    WITHHELD
                  -------                     ---                    --------
                  H. Robert Gill           10,519,221                 50,513
                  Umang Gupta              10,521,146                 48,588
                  Kamran Kheirlolmoom      10,519,570                 50,164

                  The proposal to approve the amendment to the 1991 Employee Stock Purchase Plan allowing participation by employees of foreign owned subsidiaries received the following votes:

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


Item 5.  OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits

                  Exhibit 11.  Computation of Earnings Per Share is on page 15


                  (b)      Reports on Form 8-K.

                  None

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------
EXHIBIT 11:  COMPUTATION OF EARNINGS PER SHARE

                                                              THREE MONTHS              SIX MONTHS
                                                             ENDED JUNE 30,            ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1997        1996         1997         1996
--------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Weighted average number of common shares outstanding       13,349       12,750       13,302       12,218
Dilutive common equivalent shares from outstanding
    stock options using the treasury stock method             581        1,004          533          938
                                                          -------      -------      -------      -------
Weighted average common shares and common
    share equivalents outstanding                          13,930       13,754       13,835       13,156
                                                          =======      =======      =======      =======

Net earnings                                              $ 3,336      $ 2,643      $ 6,254      $   230
                                                          =======      =======      =======      =======

Net earnings per share                                    $  0.24      $  0.19      $  0.45      $  0.02
                                                          =======      =======      =======      =======

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOSAIX, INC.

                                           (Registrant)


         DATE:  August 13, 1997             BY:     /s/ John J. Flavio
                                                ---------------------------
                                                John J. Flavio
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibits
--------

  27.      Financial Data Schedule