Form 10-Q
period 1997-09-30
MOSAIX INC
filed 1997-11-13
CIK 853266

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

                For the Quarterly Period Ended September 30, 1997

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

                                 (425) 881-7544
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

                    Common stock, par value $0.01 per share:
              12,726,939 shares outstanding as of October 31, 1997.


                    Page 1 of 15 sequentially numbered pages.

================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                              ---------------------


                                                                        PAGE NO.
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         12

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on form 8-K                                  13

PART I:

ITEM 1.   FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                             SEPT. 30, 1997  DEC. 31, 1996
----------------------------------------------------------------------------------------
                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash, cash equivalents and short-term investments        $44,130        $42,809
     Trade accounts receivable, net                            26,996         29,566
     Inventories                                                2,701          2,814
     Current installments of contracts receivable, net          1,771          1,764
     Other current assets                                       5,616          5,837
                                                              -------        -------
         Total current assets                                  81,214         82,790

Furniture, equipment and leasehold improvements, net            7,591          7,393
Contracts receivable, less current installments                    19            670
Capitalized software costs, net                                 1,118          1,993
Other assets                                                    1,163          1,422
                                                              -------        -------
     Total assets                                             $91,105        $94,268
                                                              =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations                 $   592        $   934
     Accounts payable                                           4,007          5,064
     Accrued compensation                                       8,923          6,614
     Other accrued expenses                                     7,269          9,755
     Customer deposits and unearned revenue                     7,245         13,619
                                                              -------        -------
         Total current liabilities                             28,036         35,986

Long-term liabilities                                             315            939
                                                              -------        -------
     Total liabilities                                         28,351         36,925
                                                              -------        -------

Shareholders' equity                                           62,754         57,343
                                                              -------        -------
     Total liabilities and shareholders' equity               $91,105        $94,268
                                                              =======        =======



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED INCOME STATEMENTS


(IN THOUSANDS, EXCEPT PER SHARE DATA)             THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
--------------------------------------------------------------------------------------------------------------
                                                     1997            1996            1997            1996
                                                    -------         -------         -------         -------
                                                                          (UNAUDITED)
Revenue:
    Systems sales                                   $10,792         $13,973         $35,771         $39,535
    Software licenses                                 4,753           5,752          18,348          15,238
    Service and miscellaneous                        12,498          10,477          36,212          31,011
                                                    -------         -------         -------         -------
                                                     28,043          30,202          90,331          85,784
                                                    -------         -------         -------         -------
Cost of Revenues:
     Cost of systems                                  4,602           4,502          13,931          13,881
     Cost of software licenses                          502             373           1,760           1,032
     Cost of service and miscellaneous                5,967           5,621          18,038          15,436
                                                    -------         -------         -------         -------
                                                     11,071          10,496          33,729          30,349
                                                    -------         -------         -------         -------

       Gross profit                                  16,972          19,706          56,602          55,435
                                                    -------         -------         -------         -------

Operating expenses:
    Selling, general and administrative              11,218          12,005          35,267          33,210
    Research and development                          3,815           3,618          11,384          11,390
    Write-off of capitalized software costs              --              --              --             705
    Purchase of in-process research
      and development                                    --              --              --           4,307
    Restructuring charge                                948              --             948              --
                                                    -------         -------         -------         -------
       Total operating expenses                      15,981          15,623          47,599          49,612
                                                    -------         -------         -------         -------

       Operating income                                 991           4,083           9,003           5,823

Other income, net                                       651             396           1,608           1,190
                                                    -------         -------         -------         -------

       Income before income taxes                     1,642           4,479          10,611           7,013

Income tax expense                                      493           1,187           3,208           3,491
                                                    -------         -------         -------         -------

       Net Income                                   $ 1,149         $ 3,292         $ 7,403         $ 3,522
                                                    =======         =======         =======         =======

Net income per share                                $  0.08         $  0.24         $  0.54         $  0.26
                                                    =======         =======         =======         =======


Weighted average common shares and common
    equivalent shares outstanding                    13,901          13,921          13,831          13,342



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


 (IN THOUSANDS)                                                        NINE MONTHS ENDED SEPT. 30,
--------------------------------------------------------------------------------------------------
                                                                           1997             1996
                                                                         --------         --------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $  7,403         $  3,522
     Depreciation and amortization                                          4,645            5,202
     Trade and other accounts receivable                                    3,214           (1,992)
     Other assets                                                             579             (309)
     Accounts payable and accrued liabilities                                (933)            (711)
     Unearned revenue and customer deposits                                (6,635)          (7,511)
                                                                         --------         --------
         Net cash provided by (used in) operating activities                8,273           (1,799)
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                   (35,978)         (32,373)
     Proceeds from maturities of short-term investments                    29,482           38,686
     Purchases of furniture, equipment and leasehold improvements          (3,719)          (2,867)
     Increase in capitalized software costs                                  (256)            (902)
     Other                                                                     21             (634)
                                                                         --------         --------
         Net cash provided by (used in) investing activities              (10,450)           1,910
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term obligations                                      (705)            (919)
     Repurchase of common stock                                            (3,712)          (1,226)
     Proceeds from issuance of preferred and common stock                   1,142            2,649
     Other                                                                    311               --
                                                                         --------         --------
         Net cash provided by (used in) financing activities               (2,964)             504
                                                                         --------         --------

Effect of exchange rate changes on cash                                       (33)              82
                                                                         --------         --------

Increase (decrease) in cash and cash equivalents                           (5,174)             697
Cash and  cash equivalents, beginning of period                            10,984            7,746
                                                                         --------         --------

Cash and  cash equivalents, end of period                                   5,810            8,443

Short-term investments                                                     38,320           27,535
                                                                         --------         --------

Cash, cash equivalents and short-term investments
at end of period                                                         $ 44,130         $ 35,978
                                                                         ========         ========



   See accompanying notes to the condensed consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Mosaix, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.      NET EARNINGS PER SHARE

        Net earnings per share is computed using the weighted average number of common shares outstanding plus dilutive common equivalent shares outstanding during the period, using the treasury stock method. Common equivalent shares consist of employee stock options, common stock warrants and convertible preferred stock. The dilutive effect of convertible preferred stock is calculated on an "as-if-converted" basis. Fully diluted earnings per share was not materially different from primary earnings per share.

3.      NEW ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the adoption of this statement to have a material impact on previously reported EPS amounts.

        In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. The Company will make any required additional disclosures in 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company will make any required additional disclosures in 1998.

        In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued "Statement of Position on Software Revenue Recognition 97-2". This new statement supersedes SOP 91-1 and is effective for fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition and the allocation of revenue when multiple products and services are bundled. The new statement requires accounting in conformity with ARB No. 45, Long-Term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts when bundled services are essential to the functionality of any other element of the transaction. In the past, the Company has not delivered software that required more than minor modifications and therefore has recorded revenue on shipment of the software licenses. In the event that bundled products and services can no longer be separated, the Company will be required to recognize revenue using the percentage of completion method instead of upon shipment of the software. The Company intends to continue to separate software licenses from professional service contracts and accordingly the impact on the consolidated financial statements is not expected to be material.

4.      RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

        As stated in the Company's Annual Report on Form 10-K, the Company completed a merger with ViewStar Corporation in December of 1996. This merger was accounted for as a pooling-of-interests and, as such, all previous periods have been restated to reflect the operations of the combined companies; including the three and nine month periods ended September 30, 1996 presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        REVENUE

        Revenue for the third quarter of 1997 was $28.0 million, a 7% decrease from $30.2 million reported in the comparable quarter of the prior year. Systems sales were $10.8 million, a decrease of 23% compared to $14.0 million in the third quarter of 1996. The decrease was due to lower repeat sales of systems to established customers in the domestic market. Also, the Company sold fewer large formal call center systems as compared to the prior year. This was to a small degree offset by an increase in smaller systems and upgrades.

        Software license revenue was $4.8 million, a decrease of 17% compared to $5.8 million in 1996. Traditionally, customers who purchase large formal call center systems also purchase additional accompanying software. With fewer of these systems sold, there were less sales of the companion software products. Workflow software sales were also less than a year ago.

        Service and miscellaneous revenue was $12.5 million, an increase of 19% from $10.5 million in the third quarter of 1996. The increase was primarily related to professional services in connection with a major contract, which was substantially completed during the quarter.

        International revenue increased to $7.8 million in the third quarter of 1997 from $5.3 million in the comparable quarter of 1996 primarily due to increased product sales and professional services revenue in the United Kingdom. The increase in professional services in the United Kingdom relates to the major contract discussed above.

        As discussed in the Company's 1996 Annual Report on Form 10-K, the Company may from time to time experience quarterly fluctuations in revenue due to a small number of contracts in any one quarter, no material backlog, changes in customer budgets and general economic conditions.

        GROSS MARGIN

        Total gross margin decreased to 61% of revenue in the third quarter of 1997, from 65% in the third quarter of 1996. Systems gross margin decreased to 57% compared to 68% in the same period of the prior year. This decrease was primarily due to the sale during the third quarter of 1996 of a high proportion of large formal call center systems which generally have a higher gross margins. Gross margin for software licenses declined to 89% in the third quarter of 1997 from 94% in the third quarter of 1996 mainly due to a fixed amount of software amortization spread over lower sales. Gross margin for service and miscellaneous increased to 52% in the third quarter of 1997 compared to 46% in the comparable period of the prior year primarily due to the service revenue from the major contract referred to above.

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $11.2 million in the third quarter of 1997, compared to $12.0 million in the comparable period of the prior year and remained at 40% of revenue. The decrease in the total amount spent primarily relates to lower commission and bonus expense due to lower sales.

        OTHER CHARGES

        During the third quarter of 1997, the Company reported a restructuring charge of $948,000, consisting primarily of compensation related costs due to the consolidation of the Company's sales, support and service operations. Once the consolidation is fully implemented, the Company anticipates annual operating expense savings of approximately $750,000 to $1.0 million. Excluding the restructuring charge, net income for the third quarter would have been $1.8 million or $0.13 per share.

        RESEARCH AND DEVELOPMENT

        Research and development expense, net of amounts capitalized as software development costs, was $3.8 million or 14% of revenue in the third quarter of 1997, compared to $3.6 million or 12% of revenue in the comparable quarter of the prior year.

        During the third quarter of 1997, the Company did not capitalize a significant amount of software development costs compared to approximately $300,000 of capitalized costs in the third quarter of 1996. The net capitalized software costs remaining on the balance sheet as of September 30, 1997, was $1.1 million, down from $2.0 million at December 31, 1996.

        The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue. The Company expects to invest approximately 12-14% of revenue in research and development.

        OTHER INCOME, NET

        Other income, net is comprised primarily of interest income and increased to approximately $700,000 in the third quarter of 1997 compared with approximately $400,000 for the same period of the prior year. The increase is primarily due to higher invested balances and a shift to taxable securities which typically earn a higher interest rate.

        INCOME TAXES

        The effective tax rate for the third quarter of 1997 was 30% compared to the statutory rate of 34%. The lower rate is primarily due to the use of the maximum amount of ViewStar net operating loss carryforwards allowed by the Internal Revenue Code.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        REVENUE

        Revenue for the first nine months of 1997 was $90.3 million, an increase of 5% from $85.8 million reported in the comparable period of the prior year. Systems sales were $35.8 million in 1997, down 10% from $39.5 million in 1996 due to the decrease in the second and third quarters. Historically, domestic system sales have come from the large formal call center market segment, and a high percentage of sales have represented repeat business from established customers. Overall growth in this segment has slowed in 1997 compared to prior years, and the established customer base has purchased fewer systems than in 1996.

        Software license revenue was $18.3 million, during the first nine months of 1997 an increase of 20% compared to $15.2 million in 1996. The increase is primarily due to a large software contract with a single customer. Service and miscellaneous revenue was $36.2 million in 1997, an increase of 17% from $31.0 million in 1996. The increase is mainly due to a large integration project in 1997. International revenue increased to $23.9 million in 1997 from $15.3 million in the comparable period for 1996 due to increased product sales and professional services revenue in the United Kingdom.

        GROSS MARGIN

        Total gross margin was 63% of revenue for the first nine months of 1997, down from 65% for the same period of the prior year. Systems gross margin decreased to 61% for the first nine months of 1997, from 65% in 1996. This decrease is attributable to fewer sales of high margin large systems in the current year as compared to the prior year. Software license gross margin declined slightly to 90% from 93% a year ago due to a higher software amortization expense. Service and miscellaneous gross margin remained at 50% compared to the same period of the prior year.

        During the first quarter of 1997, the Company completed the outsourcing of all manufacturing activities. The Company now uses a third party vendor for assembly of systems. The Company will continue to maintain an inventory of certain components and finished goods.

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $35.3 million in the first nine months of 1997, compared to $33.2 million in the comparable period of the prior year and remained at 39% of revenue. The increase in spending is primarily due to the growth in sales related compensation expenses and increased marketing costs.

        RESEARCH AND DEVELOPMENT

        Research and development expense, net of amounts capitalized as software development costs, remained at $11.4 million or 13% of revenue in the first nine months of 1997, compared to $11.4 million or 13% of revenue for the same period of the prior year. Software costs capitalized were approximately $300,000 in the first nine months of 1997 compared to $1.0 million in the comparable period of 1996. Total spending has decreased because of lower depreciation charges in the current year and higher than normal third party software development fees incurred in the second quarter of 1996.

        OTHER CHARGES

        In February 1996, the Company acquired Caleo Software, Inc. and expensed $4.3 million of in-process research and development costs associated with the acquisition. In addition, the Company wrote-off $0.7 million of previously capitalized software costs in the first quarter of 1996 due to rapidly changing technology. Excluding these charges, net income for the nine months ended September 30, 1996 would have been $8.3 million, or $0.62 per share.

        The 1997 results also include a restructuring charge of $948,000 as discussed earlier. Excluding this charge net income for the nine months ended September 30, 1997 would have been $8.1 million or $0.58 per share.

        OTHER INCOME, NET

        Other income, net consists primarily of interest income which increased to $1.6 million in the first nine months of 1997 from $1.2 million in the comparable period in 1996. The increase is primarily due to higher invested balances and a shift in the investment portfolio to higher yielding taxable securities.

        INCOME TAXES

        The effective tax rate for the nine months ended September 30, 1997 was 30% compared to the statutory rate of 34%. The lower rate is primarily due to the use of the maximum amount of ViewStar net operating loss carryforwards allowed by the Internal Revenue Code.

        FINANCIAL CONDITION

        LIQUIDITY & CAPITAL RESOURCES

        The Company's combined cash, cash equivalents and short-term investments were $44.1 million at September 30, 1997 versus $42.8 million at December 31, 1996. The short-term investment portfolio is invested in municipal securities, corporate notes and bonds, and commercial paper, and is diversified among security types and issuers. The portfolio does not include any derivative products. At September 30, 1997, the Company's working capital was $53.2 million compared to $46.8 million at December 31, 1996.

        During the first nine months of 1997, the Company generated $8.3 million in cash from operations compared to a $1.8 million use of cash in the comparable period of 1996. The 1997 cash from operations was primarily generated by earnings and a decrease in receivables. A decrease in unearned revenue and customer deposits partially offset this increase. The use of cash from operating activities in 1996 was due primarily to the purchase of Caleo Software, Inc. for $4.8 million in February 1996, as well as a decrease in customer deposits and an increase in accounts receivable. Without the purchase of Caleo, the Company would have generated $3.0 million in cash from operations.

        In addition to its cash and short term investment balances, the Company has available a $10 million domestic line of credit. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as the Company's planned future investments in capital additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

        On July 16, 1997, the Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of common stock. As of September 30, 1997 the Company had repurchased 358,100 shares at a total cost of $3.7 million. The shares repurchased may be used to service the Company's employee benefit plans and for other general corporate purposes. The Company continues to repurchase additional shares and as of November 7, 1997 a total of 840,000 shares have been repurchased at a total cost of $8.7 million

        The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiaries' sales are denominated in British Pounds. As of September 30, 1997, outstanding receivables at the UK subsidiaries totaled $4.7 million dollars or 17% of total accounts receivable.

        FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry results to be significantly different from any future results, performance or achievement expressed or implied by such forward-looking information. Such risks and uncertainties include, among other things: uncertainties relating to the integration of ViewStar operations, fluctuations in operating results, seasonality, lengthy sales and implementation cycle, complex service requirements, competition, technological change and new products, limited source of supply, dependence on Windows NT and other core Microsoft technologies, lack of product revenue diversification, international sales, dependence on proprietary rights, infringement claims, uncertainty of obtaining licenses, risk of product defects, and governmental regulation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC on March 12, 1997 for a more detailed description of such risks and uncertainties.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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


               (b)    Reports on Form 8-K.
               None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOSAIX, INC.
                                                 (Registrant)


DATE:  November 12, 1997                BY:          /s/ John J. Flavio
                                            ------------------------------------
                                                John J. Flavio
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 EXHIBITS INDEX


Exhibit No.         Description
-----------         ------------
Exhibit 11.         Computation of Earnings Per Share

Exhibit 27.         Financial Data Schedule