Form 10-K
period 1997-12-31
MOSAIX INC
filed 1998-03-13
CIK 853266

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-18511

                                  MOSAIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  WASHINGTON                                     91-1273645
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

  6464 185TH AVENUE N.E REDMOND, WASHINGTON                        98052
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-7544

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 23, 1998 was $119,717,920 (based on the closing sale price of $9.75 per share on the Nasdaq National Market on such date).

     The number of shares outstanding of the registrant's common stock, $0.01 par value per share as of February 23, 1998 was 12,278,761.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
================================================================================

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

                                  PART IV
Item Fourteen  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K

                                     PART I

                                    ITEM ONE

                                    BUSINESS

     Mosaix, Inc. and subsidiaries (hereinafter referred to as "Mosaix" or the "Company") is a global provider of call management systems and customer relationship management applications that enable companies to acquire, retain, and develop customer relationships. With these products, companies can integrate sales, marketing, and customer services applications in their call centers with back-office applications throughout the enterprise. The three product areas include call management systems (CMS), agent effectiveness applications (AEA), and customer relationship management (CRM) applications. These product offerings constitute Mosaix's business solutions and are collectively referred to as Enterprise Customer Management (ECM) solutions.

     Mosaix call management systems are sophisticated enterprise-wide systems for processing and managing outbound and blended inbound/outbound telephone communications. These enterprise-wide predictive dialing applications allow customer information to be captured and correlated with a telephone call and quickly routed to the right person equipped to manage the customer relationship. With its technology of intelligently predicting the availability of the next agent available to manage a phone call, either inbound or outbound, Mosaix can optimally improve call center efficiencies. Mosaix offers a broad range of professional services and support for these call management systems. In addition, Mosaix also develops applications designed to enhance the effectiveness of call center agents once they receive the phone call. Known as agent effectiveness applications, these products and services lead an agent through a conversation presenting key information along the way. Mosaix call management systems are found in a broad range of industries, including financial services, credit card and consumer collections, telecommunications and utilities, retail, cable television, healthcare, fundraising, education and telemarketing.

     Customer relationship management applications are client/server-based software that enables customers to automate and integrate customer-facing business processes beginning in the call center and extending across the enterprise. This occurs through the implementation of the Company's workflow software which is a family of integrated software modules that provide a complete framework for rapidly designing, developing, and deploying customer-centric workflow applications across the enterprise. The workflow software allows for fulfillment processes, or back-office functions, to be tightly integrated with multiple channels of interaction used by consumers to communicate with corporations. Whether it be the telephone or the Internet, Mosaix CRM software will intelligently manage a customer contact in the most efficient and effective manner by matching the needs of the customer with the corresponding resources of a company. These solutions are used in a wide variety of applications, including consumer and mortgage lending, claims processing, underwriting, trust management, contract management, accounts payable, and customer service.

     Headquartered in Redmond, Washington, Mosaix has sales offices in Alameda and Costa Mesa, California; Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; Rockville, Maryland; New York, New York; Charlotte, North Carolina; Cleveland, Ohio; Dallas, Texas; and near London, England. Additionally, Mosaix has established value-added reseller relationships in North America, Asia, South America, Africa and Europe.

     Mosaix, a Washington corporation, was incorporated in 1984.

INDUSTRY BACKGROUND

     Over the past ten years, businesses and other organizations have increasingly used dedicated centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of relational database management to capture, store and report on relevant customer information. As the importance of call centers has increased and as more functions and capabilities have been combined, a parallel industry has emerged to create and support the evolution of call centers. The industry includes vendors who deliver systems, software and services that are designed to make call centers efficient, effective and well matched to the broader corporate mission of the enterprise. Call Centers are transforming from functional cost centers to strategic "profit centers" as their mission evolves to become highly integrated customer interaction and fulfillment centers that can handle multiple channels of communication. These multiple channels include correspondence, documents, faxes, e-mail, Internet calls, as well as traditional telephony contact. This resulting shift places a higher value on customer care as the primary call center mission.

     Typically, the call center is the primary "hub" within an organization for placing or receiving a large volume of customer calls. Customer Service Representatives (CSRs) or Agents are the call center's workforce responsible for working with customers to meet their needs in a variety of areas including reservations, product information, service requests, order fulfillment, account information and problem resolution. The communication objectives are as varied as the businesses that employ call centers as part of their marketing and/or services strategy. Mosaix believes that the call center has become a strategic business asset as well as the logical point of integration for customer communications within the enterprise.

     Call centers can range in size from fewer than five agents in one location to thousands of agents in multiple locations, networked together via computer and telecommunications systems. With the significant variability of call center sizes and call handling objectives, the industry relies on a variety of suppliers to provide product and service solutions to address their business and communication needs. Today these product and service solutions include:

     - Customer premise telephone call routing and switching systems (ACDs and PBXs)

     - Computer Telephony Integration (CTI) software which brings together data and voice

     - Application software to enhance, facilitate and manage inbound and outbound customer communications

     -  Agent coaching and counseling software tools

     - Reporting tools to measure and report on agent effectiveness and overall system performance

     -  Peripheral products (headsets, speakers, video displays)

     - Voice mail and interactive voice response (IVR) systems, which enable callers to access information in an organization's computer database via touch-tone dialing

     - Computer networking and communications systems, including e-mail and Internet access systems

     -  Database/back office information processing systems

  BUSINESS PROCESS AUTOMATION IN THE CALL CENTER.

     The growth of client/server computing has also had a dramatic effect on the call center industry and has fueled the need for applications that process and manage unstructured as well as structured data. Structured data, such as financial or inventory data, are typically stored in the rows and columns of databases. Traditional relational database systems and their underlying technologies are not designed to manage the increasing complexity and variety of the information content and transaction requirements inherent in most business processes. According to some industry reports, as much as 80% of corporate data is unstructured, consisting of imaged documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, electronic data interchange (EDI) records and World Wide Web (Web) documents. For example, customer service agents as well as loan officers who process loan applications need access to a variety of structured data, such as customer and product information, and unstructured data, including images of applications, credit reports, credit analysis spreadsheets and other documents. The ability to access, manage and process all relevant information content, including the seamless integration of structured and unstructured data, has emerged as a key requirement for call centers today.

     Initial efforts to automate data-intensive processes began with electronic imaging technologies in the late 1980's. These early image-processing products provided on-line equivalents to paper-based storage and management of business information. These systems focused primarily on storage and retrieval applications and were generally only available on dedicated, expensive and proprietary platforms.

     Workflow technology emerged first with the development of rigid and highly customized software that addressed transaction-based applications focused on the automated routing of document images and related information. Although this software generated significant benefits both in improved operational efficiency and cost reductions, implementations were costly, limited in scope and difficult to change. At the same time, document management emerged as a means for managing electronic documents and certain other types of unstructured business information. While these solutions provide significant benefits by allowing an enterprise access to documents, document management systems do not generally address the fundamental need to improve business processes. This has resulted in growing market demand for solutions that combine sophisticated business process functionality with the ability to seamlessly manage both structured and unstructured business information. These Business Process Automation (BPA) applications were the next step for workflow and document management offerings.

     With the availability of the Internet and intranets, companies have also recognized the opportunity to provide their employees, business partners, and customers with even greater access to business information. By combining BPA and document management with Internet and intranet technologies, companies will be able to significantly broaden access to automated business processes within their enterprises. They will extend the reach and value of BPA to include business transactions with their partners and customers beyond their internal enterprise. As a result, businesses now seek next-generation business process automation solutions that include Internet and intranet capabilities.

  SERVICE LEADERSHIP.

     As companies face increasing pressure to retain and grow their customer base, corporate call centers, real or virtual, are emerging as a strategic weapon in the fight for customer loyalty and increased revenue. The new directive calls for more than efficiency; the call center must be effective in managing customer relationships. Corporate demand is on the rise for systems that foster customer relationships and that create a competitive advantage. This demand is driving the need to integrate telephony and computer-based applications to provide a "360-degree view" of customer attributes and account history.

PRODUCTS

  CALL MANAGEMENT SYSTEMS (CMS).

     Mosaix Call Management Systems are the Company's UNIX-based suite of combined hardware and software systems used for the processing and management of a call center's inbound and outbound telephone activity. Integrating directly with an organization's existing telecommunications system and customer databases, the Mosaix CMS processes and manages inbound, outbound, and blended inbound/outbound customer contacts. Typical functions provided by Mosaix products for outbound calling include: acquiring, reviewing and organizing customer data; automatically dialing phone numbers quickly; monitoring, interpreting and acting upon each telephone call's progress; programming redials at the appropriate time and rate; routing live voice responses immediately to an operator; and posting and reporting record updates. For customers who want to efficiently manage incoming as well as outgoing telephone calls, Mosaix's Intelligent Call Blending technology allows call centers to blend their inbound
(ACD) and outbound (Mosaix systems) call activity into a single environment, automatically moving calls between inbound and outbound agents to optimally handle call center traffic.

     Mosaix currently has three call center products available: the Mosaix 5000, Mosaix 4000 and Mosaix 3000 Call Management Systems. The Mosaix 5000 is the Company's most advanced system and is scaleable to 150 outbound workstations and 300 lines. The Mosaix 5000 performs all of the standard functions described above and, in addition, has Proactive Agent Blending, a patented technology that uses sophisticated algorithms to anticipate call volumes and to move agents before the expected inbound and outbound call workloads actually occur. The Mosaix 4000 is similar to the Mosaix 5000 though limited to 60 outbound workstations and 180 lines with no predictive blend capabilities. The Mosaix 3000 is a limited-functionality predictive dialing solution designed for the Company's Value Added Reseller Channel.

     In order to help companies more effectively manage their call centers, Mosaix has also developed a variety of software products that work exclusively with the Mosaix CMS. Campaign Director, which ships with Mosaix systems, provides customers with the ability to create campaigns using a Microsoft Windows-based point and click interface. Campaign Director is also used to monitor, on a real-time basis, the status of the campaign and the effectiveness of the agents, and to make changes while the campaign is in process. Producer is a sophisticated configuration tool that enables customers to dynamically manage the operation and system parameters of their Mosaix CMS. Producer allows customers to record voice messages, design wait queues, edit agent function keys, and create and modify completion codes using a simple-to-use PC based software solution. Campaign Surfer is an Internet browser-based tool that enables a company or a company's customers to view information about calling campaigns and agent performance from virtually anywhere over the Internet; and Agent API simplifies the creation and maintenance of custom agent interfaces, which allow agents access to disparate information they need to more effectively serve customers.

     Mosaix also provides Campaign Analyst and Guide, software products that work with Mosaix systems or call management systems provided by Mosaix's competitors. Campaign Analyst software produces detailed reports, integrating statistics from various vendor products, including the ACD/PBX (telephone switch), the IVR system, host computer, dialer and other applications. It can also integrate with other software programs, such as payroll or executive reporting systems. This product is designed to assist call center managers in reviewing the performance of multiple call center systems by integrating and normalizing raw data and generating key statistics. Analyst also includes features that allow managers to establish goals for their agents as well as extracting data which can be utilized by other software programs. An example might be to generate an extract of all agent hours for use in the payroll system or an extract of system performance information to be placed into an executive presentation document.

     As part of the AEA product line, Guide is designed to allow a call center supervisor to control the content and flow of each customer contact. Call guides (or scripts) for call center employees have historically been programmed by the vendor or by application specialists, with any changes requiring system shut down and reprogramming. By contrast, Guide allows call center supervisors with minimal programming skills to design and maintain complex, sophisticated scripts without relying on the vendor or third party application specialists. Supervisors can modify scripts as necessary -- even mid-campaign -- providing increased flexibility and enabling the organization to tailor scripts based on agent skill levels and campaign objectives.

     All of the Company's currently shipping CMS products are year 2000 compliant. In addition, whenever possible, the Company has made system upgrades available to certain existing customers, that along with related hardware upgrades, will enable them to be year 2000 compliant. The Company does have some customers who have purchased systems in the past, where a hardware upgrade is not available to allow the customer to become year 2000 compliant and a complete system change will be the only way for these customers to become year 2000 compliant. Management does not expect the year 2000 to have a material impact on the operations of the Company.

     The Mosaix 4000 and 5000 CMS and related software products are marketed through Mosaix's telesales and direct sales force as well as a worldwide network of strategic partners. The Mosaix 4000 and 5000 are designed for mid- and high-end financial services, telecommunications, insurance, and telemarketing customers. The Mosaix 3000 and related software are sold by Mosaix's domestic and international value-added reseller network, who focus on small and medium-sized collections bureaus, telemarketing service bureaus, and internal telemarketing, telesales, and teleservicing departments.

     Mosaix's CMS are used in a broad range of industries, including financial services, credit card and consumer collections, insurance, telecommunications, utilities, retail, cable television, healthcare, fundraising, education and telemarketing. Historically, the majority of sales has been to the financial services and telecommunications industries.

  CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE (CRM).

     Customer Relationship Management Software is an enterprise-class, client/server application framework that is built on Windows NT and utilizes Microsoft's enterprise-computing architecture. It is designed to automate customer-facing business processes and integrate structured and unstructured data, including imaged documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, EDI records, and Web documents. In addition, this software will intelligently manage telephone calls and the systems that route those calls. The current version of CRM Software is ViewStar 5.0 and it is year 2000 compliant.

     ViewStar 5.0 is comprised of the following four components :

     Process Architect -- Mosaix's visual workflow and process modeling application framework that enables interactive definition, configuration and deployment of complex business processes. Using Process Architect, business analysts and application designers can define work content, business rules, workflow maps and user roles and activities. Process Architect provides a library of predefined business functions and reusable tasks that can be easily configured to create a workflow map representing the business process from the interaction in a call center to the back-office fulfillment of a customer's request. Through Process Architect's simulation feature, "what if" analyses of the throughput can be undertaken and bottlenecks predicted. Process Architect can also be used to dynamically change the business process and automatically rebuild the application with little impact on down-time or re-training.

     Application Designer -- Predefined application frameworks that can be "snapped together" to meet specific user, application, and job function requirements and that facilitate rapid application delivery. Components such as workflow tasks, user activities, and document operations are stored in object libraries and made available for selection and reuse through a standard Windows-based graphical interface. In addition, Application Designer provides pre-configured application templates for the most-requested users roles and job functions, such as document access and display, workpacket creation and indexing, document workflow processing, exception case handling, and legacy system integration.

     Business Process Interface ("BPI") -- A set of Object Link Embedding ("OLE") automation interfaces that enables the creation of workflow tasks and user applications using any OLE 2.0-compliant visual programming environments. BPI consists of high-level automation objects and a set of OLE customer controls. Any third-party development tool that supports OLE 2.0, such as Visual Basic, Visual C++, Delphi and PowerBuilder, can be used with BPI. In addition, BPI's OLE-based component architecture enables integration with third-party components, including document and data capture subsystems, 3270emulation packages for accessing mainframe data, and personal productivity applications, such as Microsoft Word or Excel.

     Call Center Edition. -- The CTI solution set which provides the functionality required to intelligently manage telephone calls and interfaces with telephony systems. By integrating with an IVR or ACD, ViewStar 5.0 allows companies to apply consistent business logic in managing calls just like any other piece of work. Information captured about the caller is compared with customer information from a company's disparate data repositories across the enterprise and is used to determine the appropriate resources needed to address that caller's requirements. System administration times are greatly reduced and training requirements are simplified. The Call Center Edition also provides the ability to present call-control tasks at the agent's desktop in conjunction with the workflow functions relating to the business process at hand.

SERVICES

  PROFESSIONAL SERVICES

     Mosaix's professional services group provides fee-based business process consulting and computer/ telephony integration (CTI) services. This group helps clients plan, budget, design and implement new business processes and technologies with the goal of improving customer management and call center workflow. This group also utilizes its network of service providers and system integration partners to provide customers with a broad range of application development, systems planning, configuration, and system integration services.

  CUSTOMER SUPPORT AND SERVICES

     Mosaix believes that customer service and support are an integral part of its strategy. Service capability, availability and responsiveness play an important role in marketing and selling its products. This is particularly true as the mission critical nature of the products and services and technological complexity increases.

     Mosaix earns system and software support fees by providing ongoing support and training for all of its CMS products. Mosaix offers a full range of product support options, including telephone support from "normal business hours" to "24 hours a day" and on-site response from the "next-half-day" to "immediate service (four hours or less)." CMS support representatives are able to service customer call center systems on a remote basis from the customer support center in Redmond, Washington and London, England. If needed, CMS support representatives will dispatch on-site support, which is provided by IBM in North America and the United Kingdom. Mosaix charges separate fees to upgrade CMS products to the latest version when a new product is released. Mosaix earns other fees by providing, upon customer request, certain special services, such as system relocation and additional training. The Company has CMS training facilities located in Redmond, Washington and at the principal office of its subsidiary in the United Kingdom.

     Customer support for the CRM is provided by customer support representatives in Alameda, California and London England. Fees are generally charged on an annual basis and include upgrades to the latest version when a new product is released. Mosaix earns other fees by providing, upon customer request, certain special services, such as additional training.

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

     Mosaix has committed and expects to continue to commit substantial resources to research and development. In 1997, 1996, and 1995, research and development expenses were $15.2 million, $14.9 million and $13.1 million, respectively, net of capitalized software development costs. During the same periods, Mosaix capitalized $0.3 million, $1.0 million and $2.2 million, respectively, of software development costs.

     The Mosaix CMS and Guide products have been localized for sale in the Japanese market. The ViewStar System has been double-byte enabled for sales in the Japanese and Korean markets.

MANUFACTURING

     Mosaix's manufacturing operations for CMS products are primarily performed by an independent third party on a turnkey basis. The third party contracts with other vendors for components and subassemblies. Mosaix's CMS suppliers maintain quality control by subjecting components and subassemblies to rigorous testing, including in-circuit automated testing. Mosaix's manufacturing operations for CRM products are performed in-house and consist mainly of CD disk duplication.

SALES AND MARKETING

     Mosaix markets its CMS and CRM products and services through a direct sales force operating from Mosaix's headquarters in Redmond, Washington and offices in Alameda and Costa Mesa, California; Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; Rockville, Maryland; New York, New York; Charlotte, North Carolina; Cleveland, Ohio; Dallas, Texas; New York, New York; and near London, England. Mosaix also has established value-added reseller relationships in North and South America, Asia, Africa, and Europe.

COMPETITION

     The market for Mosaix's products and services is highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, and customer service and support.

     Mosaix's principal competitors in the outbound call management systems market include Davox Corporation, EIS International, Inc. and Melita Electronic Labs. The potential entry into the market of major ACD and PBX suppliers (suppliers of customer-premise call routing and switching systems) also presents a strong competitive threat. These companies may elect to acquire or align with Mosaix's competitors, increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. As Mosaix expands its CMS offerings, it may also encounter increased competition from call center application providers such as Information Management Associates and Versatility.

     The traditional competition for horizontal workflow technology has been workflow software vendors, including direct competition from a number of public and private companies or divisions thereof, including Filenet, IBM, Action Technologies, Staffware, Optika, and Eastman Kodak. As ViewStar 5.0 extends its value into the customer management market space, it will face competition from new competitors, including process-oriented applications vendors such as Pegasystems, Chordiant, and DST. Mosaix's CRM applications may encounter competition from a number of customer management focused software companies including, Edify Corporation, Remedy Corporation, and Seibel Systems. Certain of these companies have announced and others may announce document workflow capabilities for their existing or future products.

     Mosaix relies on a number of system integration firms for implementation and other services as well as recommendations of its products during the evaluation stage of the purchasing process. Although Mosaix seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established relationships with Mosaix's principal competitors. If Mosaix is unable to develop and retain effective, long-term relationships with these third parties, Mosaix's competitive position would be materially adversely affected. See "Forward Looking Statements-Risk Factors Regarding Future Performance -- Competition" in Item Seven.

INTERNATIONAL OPERATIONS

     Mosaix's sales to customers in international markets outside the United States comprised approximately 26.4%, 19.0% and 18.9% of total revenue in 1997, 1996, and 1995, respectively. In most cases, Mosaix markets its products and services internationally through value-added resellers.

     The following table sets forth certain information relating to Mosaix's foreign and domestic operations for the years ended December 31, 1997, 1996, and 1995.

                                                1997        1996       1995
                                              --------    --------    -------
Revenue -- U.S. operations:
  United States...........................    $ 89,153    $ 94,870    $75,593
  United States export....................      14,477      12,083     12,289
Revenue-foreign subsidiaries..............      17,514      10,228      5,366
                                              --------    --------    -------
                                              $121,144    $117,181    $93,248
                                              --------    --------    -------
Operating income:
  U.S. operations.........................    $  8,045    $  4,235    $ 1,355
  Foreign subsidiaries....................       3,936       1,867        382
  Eliminations............................        (215)        130        121
                                              --------    --------    -------
                                              $ 11,766    $  6,232    $ 1,858
                                              --------    --------    -------
Assets:
  U.S. operations.........................    $ 74,725    $ 85,235    $90,597
  Foreign subsidiaries....................       9,653       5,528      2,974
                                              --------    --------    -------
                                              $ 84,378    $ 90,763    $93,571
                                              ========    ========    =======

SEASONALITY

     Mosaix's quarterly operating results may be subject to seasonal influences. The Company generally has realized lower revenues in the first quarter of the year than the immediately preceding quarter. The Company believes that this has been due primarily to the concentration by some customers of larger capital purchases in the fourth quarter of the calendar year to avoid end-of-year budgetary limitations, followed by lower purchasing activity during the first quarter of the next calendar year. Further, to the extent that international operations in the future constitute a higher percentage of total revenues, the Company anticipates it will experience relatively weaker demand in the quarter ending September 30 due to reduced customer activity in Europe during the summer months.

REGULATORY ENVIRONMENT

     Mosaix's CMS hardware and software products are subject to and conform with FCC regulations under the Communications Act of 1934. Future products developed by Mosaix also may be required to comply with certain registration and technical requirements before they can be sold in the United States. As Mosaix expands its operations in other countries, its products will become subject to regulation by foreign governments.

     While existing industry regulation does not directly regulate the manufacture and sale of Mosaix's call management products, certain existing laws and regulations may affect the ability of Mosaix's customers to utilize some of its product in certain ways. For example, Mosaix's call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices.

     Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how Mosaix's products can be used.

     Mosaix fully supports legislation designed to promote the responsible use of auto dialing equipment, and laws which otherwise restrict abusive collections or telemarketing activities. Mosaix endeavors to design its products to enable its customers to comply with the requirements of current and anticipated regulations.

PROPRIETARY RIGHTS

     As new products are identified and created, Mosaix has sought, and will continue to seek, patent protection, where appropriate, for inventions arising out of its development efforts. On March 30, 1992, U.S. Patent (No. 5,101,425) was issued to Mosaix on Realtime Monitor, a device enabling real time monitoring of predictive dialing systems. On November 14, 1995, Mosaix obtained a U.S. Patent (No. 5,467,391) on its Integrated Intelligent Call Blending technology, which describes a system and method for sharing a pool of CSRs in a telephone call servicing operation so that CSRs are utilized effectively. Mosaix also intends to pursue, where appropriate, patent protection for these inventions in the international markets where they are offered.

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

     Mosaix further seeks the protection of trademark registration in the United States and various foreign jurisdictions for certain of its product trademarks including Adapts, Analyst, Campaign Director, Campaign Manager, Infostore@Work, Mosaix, Predictive Blend, Producer, Process Architect, Screenbuilder, Searchlink, the Foresight Report and ViewStar.

     Despite Mosaix's efforts to protect its proprietary rights, unauthorized parties may attempt to copy Mosaix's products or to obtain and use Mosaix's proprietary information. Policing unauthorized use of Mosaix's products is difficult, and since Mosaix is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Mosaix's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that Mosaix's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology.

     Mosaix also relies on certain software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to Mosaix on commercially reasonable terms. The loss or inability to maintain any of these software licenses could materially adversely affect the Company's business. See "Forward Looking Statements-Risk Factors Regarding Future Performance -- Dependence on Proprietary Rights; Infringement Claims; Uncertainty of Obtaining Licenses" in Item Seven.

EMPLOYEES

     As of December 31, 1997 Mosaix employed approximately 600 persons (not including independent contractors and temporary employees) on a full-time basis. None of Mosaix's employees are covered by collective bargaining agreements, nor has it ever experienced a work stoppage. Mosaix considers its employee relations to be good.

                                    ITEM TWO

                                   PROPERTIES

     Mosaix's corporate offices are located in Redmond, Washington in an 84,000 square-foot leased office facility at 6464 185th Avenue N.E., Redmond, Washington 98052. The lease expires March 31, 1999. In December 1997, Mosaix's entered into a new 104,000 square foot lease at a different location in Redmond,

Washington for its corporate headquarters. The Company anticipates moving into the new facility during the fourth quarter of 1998. The corporate offices include sales and marketing, professional service and customer support, engineering, and finance.

     The Company also leases offices which occupy approximately 55,000 square feet in Alameda, California, under a lease which expires in May 1999 but has renewal options through September of 2004. Additional sales, marketing, engineering and service functions are located in Alameda. Mosaix also leases domestic sales offices in Atlanta, Charlotte, Chicago, Cleveland, Costa Mesa, Dallas, New York, Rockville and Wilmington. The Company's sales, marketing, service and administrative function for Europe, the Middle East and Africa is located in rented office space near London, England. The London facility lease expires in 2017.

                                   ITEM THREE

                               LEGAL PROCEEDINGS

     Mosaix is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.

                                   ITEM FOUR

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

                                   ITEM FIVE

   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Mosaix common stock, $0.01 par value per share, is traded over the counter under the symbol "MOSX" and is an authorized security for quotation on the National Association of Securities Dealers, Inc. Automated Quotations National Market ("Nasdaq/NM").

     The market prices of a share of Mosaix common stock are set forth below. The prices reflect the high and low trading prices for each quarter as reported by Nasdaq/NM. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                HIGH            LOW
                                               -------        -------
1997:
  4th Quarter................................  $11.313        $ 7.938
  3rd Quarter................................  $15.000        $ 9.000
  2nd Quarter................................  $15.250        $11.750
  1st Quarter................................  $16.000        $ 9.750
1996:
  4th Quarter................................  $23.000        $10.000
  3rd Quarter................................  $18.375        $12.000
  2nd Quarter................................  $24.000        $13.500
  1st Quarter................................  $16.750        $10.500

     There were approximately 4,760 shareholders of the Company's common stock as of February 23, 1998. This includes approximately 4,200 street-name holders and 560 registered certificate holders.

     No cash dividends were declared or paid by Mosaix during any of the periods presented. Mosaix presently does not anticipate paying any cash dividends in the foreseeable future.

                                    ITEM SIX

                            SELECTED FINANCIAL DATA

                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................  $121,144   $117,181   $93,248   $76,090   $69,237
Operating income (loss)........................    11,766      6,232     1,858    (8,357)   (7,349)
Net earnings (loss)............................     9,757      3,618      (563)   (6,482)   (9,081)
Earnings (loss) per share:
  Basic........................................      0.74       0.29     (0.06)    (0.65)    (0.94)
  Diluted......................................      0.71       0.27     (0.06)    (0.65)    (0.94)
Weighted average common shares outstanding:
  Basic........................................    13,169     12,677     9,846     9,998     9,681
  Diluted......................................    13,667     13,570     9,846     9,998     9,681

Working capital................................  $ 46,257   $ 46,804   $37,624   $38,738   $38,555
Total assets...................................    84,378     90,763    93,571    95,796    86,156
Long-term obligations..........................        97        575     1,085     1,123     1,924
Shareholders' equity...........................    55,805     57,343    48,683    52,799    55,360

                                   ITEM SEVEN

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

     The following table sets forth certain operating data for 1997, 1996 and 1995 expressed as a percentage of revenue for all items except cost of revenue and gross profit which are shown as a percentage of the corresponding revenue:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Revenue:
  System sales..............................................   40.6%    45.6%    46.3%
  Software licenses.........................................   19.8     17.6     16.0
  Services and other........................................   39.6     36.8     37.7
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
Cost of revenue:
  System sales..............................................   37.6     35.2     40.8
  Software licenses.........................................   10.1      6.6      4.1
  Services and other........................................   51.1     50.0     48.9
                                                              -----    -----    -----
                                                               37.5     35.6     38.0
Gross profit:
  System sales..............................................   62.4     64.8     59.2
  Software licenses.........................................   89.9     93.4     95.9
  Services and other........................................   48.9     50.0     51.1
                                                              -----    -----    -----
                                                               62.5     64.4     62.0
Operating expenses:
  Selling, general and administrative.......................   39.4     38.7     44.2
  Research and development..................................   12.6     12.7     14.0
  Restructuring charges.....................................    0.8       --      1.3
  Write-off of capitalized software costs...................     --      0.6       --
  Purchase of in-process research and development...........     --      3.7       --
  Merger related............................................     --      3.3      0.5
                                                              -----    -----    -----
Total operating expenses....................................   52.8     59.0     60.0
                                                              -----    -----    -----
Operating income............................................    9.7      5.4      2.0
Interest and other income, net..............................    1.8      1.4      1.9
                                                              -----    -----    -----
Earnings before income taxes................................   11.5      6.8      3.9
Income tax expense..........................................    3.4      3.7      4.5
                                                              -----    -----    -----
Net earnings (loss).........................................    8.1%     3.1%    (0.6)%
                                                              =====    =====    =====

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     For 1997, Mosaix reported net earnings of $9.8 million, or $0.71 diluted earnings per share, compared to $3.6 million, or $0.27 diluted earnings per share, for 1996. During 1997, Mosaix incurred restructuring charges of $0.9 million ($0.6 million after tax). During 1996, Mosaix incurred the following charges: (a) the write-off of $4.3 million ($4.3 million after tax) of acquired in-process research and development costs; (b) $0.7 million ($0.5 million after tax) of previously capitalized software development costs related to the 1996 acquisition of Caleo; and (c) $3.9 million ($3.9 million after tax) related to the merger with ViewStar. Excluding these charges, net earnings for 1997 were $10.4 million, or $0.76 diluted earnings per share, compared to $12.3 million, or $0.91 diluted earnings per share, for 1996.

     Revenue.

     Revenue of $121.1 million for 1997 represented a 3.3% increase over 1996 revenue of $117.2 million. System sales, however, decreased $4.2 million, or 7.8%, to $49.2 million in 1997. Historically, system sales have come from the large formal call center market segment, with a high percentage representing repeat business with established customers. During 1997, Mosaix experienced a decline in the number of large system sales, a decline in sales from its domestic installed base and fewer new name customers than in prior years.

     Software licenses revenue increased by 15.9% to $23.9 million for 1997. This increase was primarily due to increased sales of workflow products.

     Services and other revenue increased by $4.9 million, or 11.3%, for 1997 as a result of increased professional services related to large CRM projects. Customer support revenue increased as a result of new system and software sales.

     International revenue increased 43.4% to $32.0 million in 1997 and accounted for 26.4% of total revenue. This increase was primarily due to increased sales in the United Kingdom and continuing acceptance of Mosaix products in international markets.

     Currently, backlog is not significant in relation to Mosaix's revenue and may not be indicative of future performance.

     Gross Profit.

     Gross profit decreased to 62.5% in 1997 from 64.4% in 1996. System sales gross profit, which were 62.4% in 1997 and 64.8% in 1996, was influenced by the decrease in sales volume as well as product mix. Mosaix's highest gross margins occur on large system sales. During 1997, Mosaix sold fewer large systems than in 1996, which negatively impacted margins.

     Gross profit on software licenses decreased to 89.9% in 1997 from 93.4% in 1996, primarily due to increased amortization of previously capitalized software costs.

     Gross profit on services and other revenue for 1997 was 48.9% compared to 50.0% in the prior year, due to the growth in professional services which have a lower margin and have been growing faster than systems and software support fees.

     Selling, General and Administrative.

     For 1997, selling, general and administrative expenses were $47.8 million, or 39.4% of revenue, compared to $45.4 million, or 38.7% of revenue, in the prior year. The increase in spending was due primarily to the expansion of marketing activities, investments in sales and employee training and recruiting.

     Research and Development.

     For 1997, research and development expenses, net of amounts capitalized, were $15.2 million, or 12.6% of revenue, compared to $14.9 million, or 12.7% of revenue, in 1996. Research and development spending, without regard to amounts capitalized, was $15.5 million in 1997 compared to $15.9 million in 1996.

     Software costs capitalized were $0.3 million in 1997 and $1.0 million in 1996. Capitalized software continues to decrease, and as of December 31, 1997, has been reduced to $0.9 million versus $2.0 million as of December 31, 1996.

     Mosaix is committed to the ongoing development of enhancements to existing products as well as the development of new products. Mosaix is also pursuing the acquisition of new technologies and/or licensing of products from third parties.

     Restructuring Charges.

     As a result of the December 1996 ViewStar merger, Mosaix streamlined the management structure and consolidated the sales, support and service operations in 1997. These changes resulted in a charge of $0.9 million for severance and other employee related costs.

     Interest and Other Income, Net.

     Interest and other income, net increased from $1.7 million in 1996 to $2.2 million in 1997. The increase is primarily the result of increased yields on investments and increased cash available for investment. Mosaix intends to continue to invest excess cash in interest bearing instruments with maturities of one year or less.

     Income Taxes.

     The effective income tax rate for 1997 was 30.2% compared to 54.2% in 1996. The 1997 variance from the statutory rate of 34% was primarily related to the utilization of ViewStar net operating loss carryforwards. The unusually high effective tax rate in 1996 was primarily the result of non-deductible merger related expenses and purchased in-process research and development costs.

  YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Revenue.

     Revenue of $117.2 million for 1996 represented a 25.7% increase over 1995 revenue of $93.2 million. System sales increased $10.2 million, or 23.7%, to $53.4 million in 1996. The increase was primarily the result of multiple purchases of large systems by a few of the Company's major customers.

     Software licenses revenue increased by 38.2% to $20.7 million for 1996. The primary reason for the growth was increased sales of the Company's workflow products and additional software products sold in conjunction with call management systems.

     Services and other revenue increased by $8.0 million, or 22.8%, to $43.1 million for 1996 as a result of increased professional services and system and software support fees. System and software support fees also increased due to additional support contracts sold in conjunction with a greater number of systems and software licenses.

     International revenue increased to $22.3 million in 1996, from $17.7 million in 1995, due to first time sales in Mexico, South America, and South Africa combined with increased sales in the United Kingdom and Japan.

     Gross Profit.

     Gross profit improved to 64.4% in 1996 from 62.0% in 1995. System sales gross profit, which increased to 64.8% in 1996 as compared to 59.2% in 1995, was primarily influenced by the increase in sales volume, product mix and software amortization expense. During 1996, Mosaix sold a greater proportion of large call management systems products which have a higher sales price and a greater gross margin percentage than other system products. In addition, 1995 system sales gross margins were negatively impacted by accelerated software amortization expense resulting from the replacement of earlier versions of the Company's call management system products with the newest versions of the Company's products. During 1996, Mosaix expensed $1.4 million related to software amortization compared to $2.8 million in 1995.

     Gross profit on software licenses decreased slightly to 93.4% in 1996 from 95.9% in 1995, primarily due to a referral fee paid to a partner on a license transaction. The decrease was partially offset by a decrease in royalty payments to third-party software vendors.

     Gross profit on services and other revenue for 1996 was 50.0% compared to 51.1% in the prior year. The change was due to a higher mix of lower-margin professional service revenues and a lower mix of system and software support fees than in prior years.

     Selling, General and Administrative.

     For 1996, selling, general and administrative expenses were $45.4 million, or 38.7% of revenue, compared to $41.2 million, or 44.2% of revenue, in the prior year. While selling, general and administrative expenses decreased as a percentage of revenue, the increase in spending was due to the expansion of marketing activities and increased travel, advertising and personnel costs.

     Research and Development.

     For 1996, research and development expenses, net of amounts capitalized, were $14.9 million, or 12.7% of revenue, compared to $13.1 million, or 14.0% of revenue, in 1995. Gross research and development spending increased to $15.9 million from $15.3 million primarily due to increases in engineering staff and outside contractors. Software costs capitalized were $1.0 million in 1996 and $2.2 million in 1995.

     Write-Off of Capitalized Software Costs.

     When the Company completed the acquisition of Caleo as discussed below, certain technology the Company was developing was replaced by technology acquired in the Caleo purchase. The Company had previously capitalized $0.7 million of costs related to the replaced technology and, consequently, the costs were expensed.

     Purchase of In-Process Research and Development.

     In February 1996, the Company purchased Caleo Software, Inc. (Caleo) for approximately $4.8 million. The business combination was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying net assets based on the asset's fair values. Of the total purchase price, $4.3 million was allocated to in-process research and development and expensed at the time of the combination.

     Merger Related.

     In December 1996, the Company issued approximately 3.8 million shares of stock for ViewStar Corporation, a provider of workflow software. The business combination was accounted for as a pooling of interest and, accordingly, the merger related costs of $3.9 million were expensed.

     Interest and Other Income, Net.

     Interest and other income, net is comprised primarily of interest income and remained constant at $1.7 million for 1996 and 1995.

     Income Taxes.

     Mosaix's income tax expense was $4.3 million and $4.2 million in 1996 and 1995, respectively. The effective tax rate was 54.2% in 1996 and 115.7% in 1995. The unusually high effective tax rates were the result of non-deductible merger related expenses and purchased in-process research and development costs. The effective tax rates were also impacted by the merger with ViewStar because operating losses generated by ViewStar prior to the merger provided no income tax benefit to the consolidated organization in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Mosaix's financial condition remained strong as of December 31, 1997, with cash and cash equivalents and short-term investments totaling $36.1 million. The short-term investment portfolio is invested in corporate notes and bonds, and is diversified among security types and issuers. It does not include any derivative products. At December 31, 1997, Mosaix's working capital was $46.3 million, the current ratio was 2.6 to 1.0 and during 1997, Mosaix generated $10.5 million of cash from operations.

     Historically, working capital used to finance Mosaix has been provided by cash flow from operations, leases, and various forms of stock including the exercise of stock options by employees. During 1997, Mosaix invested $4.8 million to purchase furniture and equipment including investments in internal customer management hardware and software systems. Additionally, Mosaix made repayments on long-term lease obligations of $1.0 million.

     On July 16, 1997, the Mosaix Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of common stock. As of December 31, 1997, the Company had repurchased 1,437,500 shares at a total cost of $14.0 million. In February 1998, the Mosaix Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock.

     In addition to its cash and short-term investment balances, Mosaix has a $10 million domestic line of credit available to meet cash flow needs. The line of credit expires on May 31, 1998, however, the Company intends to renew the line of credit for another year. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as Mosaix's investment in capital assets and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

FORWARD LOOKING STATEMENTS -- RISK FACTORS REGARDING FUTURE PERFORMANCE

     Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual future results may differ materially depending on a variety of factors, including, without limitation, the following:

     Uncertainties Relating to the Management of Remote Operations.

     In December of 1996, the Company completed a merger with ViewStar, and during 1997, several administrative and management functions were combined. Certain sales, customer support, professional service and development functions remain in Alameda, California, and the Company does not have significant experience in the management of remote operations. The geographical separation of Alameda operations may hinder efforts to integrate operations and product development. The failure to effectively manage the operations in Alameda or to realize the potential product synergies could have a material adverse effect on the Company's business.

     Uncertainty of Future Operating Results; Fluctuations in Operating Results; Seasonality.

     The Company's system sales and software license revenues are difficult to forecast because sales cycles are relatively long, and quarterly revenues depend on a relatively few large contracts that are subject to changes in customer budgets and general economic conditions. Furthermore, because the Company's products generally are shipped as orders are received, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

     The Company's operating results have fluctuated in the past and are likely to do so in the future, particularly on a quarterly basis. In addition, changes in levels of the Company's consulting activity and seasonality in its consulting revenues have resulted in variability of service revenues from quarter to quarter. Historically, the Company often has recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week of the quarter. In addition, the Company generally has realized lower revenues from system sales and software license fees in the first quarter of the year than in the immediately preceding quarter. Mosaix believes that this has been due primarily to the concentration by some customers of larger capital purchases in the fourth quarter of the calendar year to avoid end-of-year budgetary limitations, followed by lower purchasing activity during the first quarter of the next calendar year.

     Further, to the extent that international operations in the future constitute a higher percentage of total revenues, the Company anticipates that it ordinarily will experience relatively weaker demand in the quarter ending September 30, due to reduced customer activity in Europe during the summer months. The Company is in the process of adding additional functionality to workflow products to closely align with current CMS customers. The additional functionality may not be accepted by traditional workflow customers and not only license revenue but customer support revenues could be negatively impacted in the future.

     As a result of these and other factors, revenues for any quarter are difficult to forecast and are subject to significant variation. Moreover, results of operations for any particular period are not necessarily indicative of future performance. Due to all of the foregoing factors, it is likely that without advance warning or notice, in some future quarter the Company's operating results will be below the expectations of market analysts and investors.

     Lengthy Sales and Implementation Cycle; Complex Service Requirements.

     The purchase or license of the Company's products is usually a significant decision by prospective customers, requiring the Company to engage in a lengthy sales cycle, typically between six and twelve months, without any assurance that a sale will result. Moreover, the cost to the customer of the Company's products typically is only a portion of the cost of implementing a large-scale CMS or CRM solution. For these and other reasons, the sales cycle is subject to a number of significant delays over which the Company has little or no control. Successful implementation of the Company's products may also require lengthy and complex implementation and integration services, which services may be provided by the Company or by a third-party. In addition, it is becoming increasingly competitive to recruit the talent required to perform the required services. The Company's future operating results will depend upon its ability to coordinate these complex service resources and ensure successful implementation of its products, while managing costs.

     Competition.

     The market for Mosaix's products is highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, customer support and service. Some of the Company's competitors have significantly greater financial, technical, manufacturing, marketing and other resources. Competitors may develop products and technologies that are less expensive or technologically superior to the Company's products.

     Mosaix's principal competitors in the outbound call management systems market include Davox Corporation, EIS International, Inc. and Melita Electronic Labs. The potential entry into the market of major ACD and PBX suppliers (suppliers of customer-premise call routing and switching systems) also presents a strong competitive threat. These companies may elect to acquire or align with Mosaix's competitors, increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. As Mosaix expands its CMS offerings, it may also encounter increased competition from call center application providers such as Information Management Associates and Versatility.

     The traditional competition for horizontal workflow technology has been workflow software vendors, including direct competition from a number of public and private companies or divisions thereof, including Filenet, IBM, Action Technologies, Staffware, Optika, and Eastman Kodak. As ViewStar 5.0 extends its value into the customer management market space, it will face competition from new competitors, including process-oriented applications vendors such as Pegasystems, Chordiant, and DST. Mosaix's CRM applications may encounter competition from a number of customer management focused software companies including, Edify Corporation, Remedy Corporation, and Seibel Systems. Certain of these companies have announced and others may announce document workflow capabilities for their existing or future products.

     Many of the Company's current or potential competitors have greater financial, technical and marketing resources. As the Company's markets mature and new and existing companies compete for the same customers, price competition is likely to intensify, which could adversely affect the operating results of the Company.

     Mosaix also relies on a number of system integration firms for implementation and other services as well as recommendations of its products during the evaluation stage of the purchasing process. Although Mosaix seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established relationships with Mosaix's principal competitors. If Mosaix is unable to develop and retain effective, long-term relationships with these third parties, Mosaix's competitive position would be materially adversely affected.

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

     Competition for Employees.

     Competition for engineers, professional services, customer support and sales employees has continued to increase in the high tech industry. In order for the Company to develop new and enhanced versions of existing products and to properly support customers, the Company must continue to successfully retain existing employees and recruit additional skilled people. In the event the Company is not able to attract the skill sets required in a reasonable time frame or as the cost of acquiring those skill sets increase, the Company could be materially adversely affected.

     Limited Source of Supply.

     The Company purchases two principal components for its system product from sole-source vendors. One vendor has announced that it will discontinue a component. The Company has a next generation replacement part in testing which will replace the discontinued component, but if this is unsuccessful and the existing component becomes unavailable, the establishment of an alternate source could not be accomplished quickly and would require investment of additional resources. This would affect the Company's ability to manufacture its call center system products. Any such delay could materially adversely affect the operating results of the Company.

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

     Lack of Product Revenue Diversification.

     While the Company has developed new software products and services and has multiple distribution channels, the Company expects that its CMS and CRM products will continue to account for a significant amount of the Company's revenues in the future. A decline in demand for those products as a result of competition, technological change or other factors would have a material adverse effect on the Company's results of operations.

     International Sales.

     Mosaix sells products to customers in international markets, with such sales accounting for 26.4% of the Company's total sales in 1997, and accordingly is subject to the normal risks of international sales, such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and compliance with export laws and a wide variety of foreign laws. Any difficulties with respect to foreign export or other laws would have a material adverse effect on the Company's international sales. The current year financial crisis in Asia did not have a material effect on the Company but anticipated growth in Asia may be negatively impacted. Because the Company invoices certain of its foreign sales in local currency and does not hedge these transactions, fluctuations in exchange rates could adversely affect the Company's revenues and costs and could create significant foreign currency losses.

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

     The Company has received communications from time to time, asserting that its products infringe the proprietary rights of third parties, or seeking indemnification against such infringement. Although the Company believes that none of its products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, adversely affect revenues, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Risk of Product Defects.

     Software and other products as internally complex, with as many interfaces to third party vendors as those offered by the Company, frequently contain errors or defects, especially when first introduced or when new versions are released. Although Mosaix conducts extensive product testing during product development, it has experienced delays in the commercial release of products pending the correction of software problems and, in some cases, has provided product enhancements to correct errors or defects in released products due to the difficulty in testing for all possible conditions that may be encountered at a customer site. The Company could therefore, in the future, lose revenues as a result of software errors or other product defects. The Company's products and future products are intended for use in applications that are critical to a customer's business. As a result, Mosaix expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally.

     Governmental Regulation.

     While existing industry legislation does not directly regulate the manufacture and sale of Mosaix's call management products, certain existing legislation may affect the ability of Mosaix's customers to utilize some of its products in certain ways. For example, Mosaix's call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices. Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how Mosaix's call management systems, or some feature thereof, can be used. Mosaix fully supports legislation designed to promote the responsible use of auto dialing equipment. Mosaix endeavors to design its products to enable its customers to comply with the requirements of current and anticipated regulations. Similarly, international regulations and laws, particularly in Europe and Asia, could have a negative impact on the Company.

     Change in Accounting for Software Revenue Recognition.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition," which Mosaix will be required to adopt beginning January 1, 1998. SOP 97-2 provides guidance on software revenue recognition and the allocation of revenue when multiple products and services are bundled. In the past, Mosaix has deferred revenue on delivered software that required more than minor modifications but in the event that bundled products and services can no longer be separated, Mosaix will be required to recognize revenue using the percentage of completion method instead of upon shipment of the software. Mosaix intends to continue to separate software licenses from professional service contracts but if Mosaix is unable to maintain the separation, a material adverse effect could occur in the Company's results of operations.

     Year 2000 Computer Problems.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value, 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause system failure.

     All of the Company's currently shipping products are year 2000 compliant. In addition, whenever possible, the Company has made software upgrades available to existing customers, that along with related hardware upgrades, will enable them to be year 2000 compliant. The Company does have some customers who have purchased systems in the past, where a hardware upgrade is not available to allow the customer to become year 2000 compliant. The Company has, and will continue to encourage such customers to migrate to current product versions. It is possible that the Company may incur additional expenses in addressing these migration issues. Additionally, there can be no assurances that the Company's current products do not contain undetected errors related to year 2000 that may result in material additional costs or liabilities which could have a material adverse effect on the Company.

     With regard to the Company's internal processing and operational systems, the Company is in the process of installing an enterprise-wide financial and operational system from a major vendor that is year 2000 compliant. Significant portions of the system are currently operational and the Company anticipates all critical components of the system will be operational by December, 1998. The Company has capitalized the price of the system and third party consulting costs incurred to date and will continue to do so as the system is completed. With regard to other systems, the Company is identifying, reprogramming and testing all systems for year 2000 compliance. Although the Company is not aware of any additional material operational issues or costs associated with preparing the internal systems for the year 2000, there can be no assurances that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be year 2000 compliant.

                                   ITEM EIGHT

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     For financial statements, see F-1 to F-18.

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

                                 ITEM THIRTEEN

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

                                 ITEM FOURTEEN

             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS:

     See F-1 to F-18.

FINANCIAL STATEMENTS SCHEDULES:

     Independent Auditors' Report (contained on page F-19)

     Schedule II Valuation and Qualifying Accounts (contained on page F-20)

    All other Schedules are omitted because they are inapplicable or because the requested information is shown in the Consolidated Financial Statements of the Company or in the related Notes thereto.

    EXHIBITS
    --------
     2.1        Agreement and Plan of Merger, dated October 14, 1996, among the Registrant, Vision Merger Corporation and ViewStar
                Corporation                                                     (I)
     3.1        Restated Articles of Incorporation of the Registrant            (B)
     3.2        Restated Bylaws of the Registrant                               (D)
     4.1        Form of Certificate Evidencing Common Stock, par value $0.01
                per share                                                       (B)
     4.2        Warrant to purchase 12,245 shares of ViewStar Common Stock
                issued to Comdisco, Inc. dated May 31, 1996                     (I)
    10.1        Restated 1987 Stock Option Plan, as amended*                    (H)
    10.2        1996 Management and Company Performance Bonus Plan*             (H)
    10.3        1997 Management and Company Performance Bonus Plan*             (J)
    10.4        Restated 1992 Stock Option Plan for Non-Employee Directors,
                as amended*                                                     (H)
    10.5        1991 Employee Stock Purchase Plan, as amended*                  (F)
    10.6        Executive Employment Agreement dated as of November 8, 1994
                with Patrick S. Howard*                                         (E)
    10.7        Executive Employment Agreement dated as of March 1, 1995
                with Thomas R. Clark*                                           (G)
    10.8        Executive Employment Agreement dated as of March 1, 1995
                with John J. Flavio*                                            (G)
    10.9        Executive Employment Agreement dated as of March 1, 1995
                with Edmund D. Wilsbach*                                        (G)
    10.10       Lease for Building 17 dated January 15, 1991 among Michael
                E. Mastro, Redmond East Associates and the Registrant           (C)
    10.11       Business Loan Agreement dated June 25, 1997 with
                Seattle-First National Bank                                     (A)
    10.12       Customer Purchase Agreement dated December 27, 1990 with
                Summa Four, Inc.**                                              (D)
    10.13       Software Source Code and Manufacturing Data Deposit and
                Escrow Agreement dated December 27, 1990 with Summa Four,
                Inc. and Data Securities International Ind.**                   (D)
    10.14       Purchase Agreement (AWA 99) with Hewlett Packard, dated
                March 1, 1995                                                   (H)
    10.15       Shareholders Agreement, dated October 14, 1996, with certain
                former shareholders of ViewStar Corporation                     (I)

    EXHIBITS
    --------
    10.16       ViewStar Corporation Amended 1986 Incentive Stock Plan and
                form of agreement thereunder*                                   (I)
    10.17       ViewStar Corporation Amended 1994 Stock Plan, as amended,
                and form of agreement thereunder*                               (I)
    10.18       ViewStar Corporation 1996 Incentive Stock Plan*                 (I)
    10.19       Sublease Agreement between the ASK Group, Inc. and ViewStar
                Corporation, dated October 8, 1993, for ViewStar's facility
                located at 1101 Marina Village Parkway, Alameda, California     (I)
    10.20       First Amendment to Sublease Agreement between the ASK Group,
                Inc. and ViewStar Corporation, dated September 8, 1994, for
                ViewStar's facility located at 1101 Marina Village Parkway,
                Alameda, California                                             (A)
    10.21       Promissory Note issued by Kamran Kheirolomoom to ViewStar
                Corporation dated July 2, 1996*                                 (I)
    10.22       Executive Employment Agreement, dated October 14, 1996,
                between Kamran Kheirolomoom and the Registrant*                 (I)
    10.23       Executive Employment Agreement, dated October 14, 1996,
                between Robert I. Pender, Jr. and the Registrant*               (I)
    10.24       Executive Employment Agreement, dated October 14, 1996,
                between Gayle A. Crowell and the Registrant*                    (I)
    10.25       Executive Employment Agreement, dated October 14, 1996,
                between Steve Russell and the Registrant*                       (A)
    10.26       Executive Employment Agreement, dated February 14, 1996,
                between Steve L. Adams and the Registrant*                      (A)
    10.27       Executive Employment Agreement, dated July 1, 1997, between
                Omar Saleh and the Registrant*                                  (A)
    10.28       Executive Employment Agreement, dated February 5, 1998,
                between Jeff Jarvis and the Registrant*                         (A)
    10.29       Executive Employment Agreement, dated February 5, 1998,
                between Bruce Leader and the Registrant*                        (A)
    10.30       Executive Employment Agreement, dated February 5, 1998,
                between Nicholas A. Tiliacos and the Registrant*                (A)
    10.31       Lease Agreement between Millennium Corporate Park, L.L.C.
                and the Registrant, dated December 11, 1997, for the
                Company's corporate headquarters in Redmond, Washington         (A)
    10.32       1998 Management and Performance Bonus Plans*                    (A)
    21.1        List of Subsidiaries of the Registrant                          (A)
    23.1        Consent of KPMG Peat Marwick LLP                                (A)
    27.1        Financial Data Schedule                                         (A)

---------------

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

(I) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S4 (Registration No. 333-14887) initially filed with the Securities and Exchange Commission on October 25, 1996.

(J) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOSAIX, INC.

                                          By:   /s/ NICHOLAS A. TILIACOS
                                            ------------------------------------
                                                    Nicholas A. Tiliacos
                                            Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ HARVEY N. GILLIS                      Chairman of the Board and      March 2, 1998
-----------------------------------------------------              Director
                  Harvey N. Gillis

              /s/ NICHOLAS A. TILIACOS                    President, Chief Operating     March 2, 1998
-----------------------------------------------------        Officer and Director
                Nicholas A. Tiliacos

                 /s/ JOHN J. FLAVIO                    Senior Vice President and Chief   March 2, 1998
-----------------------------------------------------         Financial Officer
                   John J. Flavio

               /s/ MICHAEL A. JACOBSEN                     Controller and Principal      March 2, 1998
-----------------------------------------------------         Accounting Officer
                 Michael A. Jacobsen

                  /s/ TOM A. ALBERG                                Director              March 2, 1998
-----------------------------------------------------
                    Tom A. Alberg

                 /s/ H. ROBERT GILL                                Director              March 2, 1998
-----------------------------------------------------
                   H. Robert Gill

                   /s/ UMANG GUPTA                                 Director              March 2, 1998
-----------------------------------------------------
                     Umang Gupta

                /s/ PATRICK S. HOWARD                              Director              March 2, 1998
-----------------------------------------------------
                  Patrick S. Howard

                  /s/ DAVID J. LADD                                Director              March 2, 1998
-----------------------------------------------------
                    David J. Ladd

               /s/ ROBERT S. LEVENTHAL                             Director              March 2, 1998
-----------------------------------------------------
                 Robert S. Leventhal

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mosaix, Inc.:

     We have audited the accompanying consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mosaix, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Seattle, Washington
February 2, 1998

                         MOSAIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenue:
  Systems sales............................................  $ 49,198    $ 53,384    $ 43,169
  Software licenses........................................    23,947      20,654      14,949
  Services and other.......................................    47,999      43,143      35,130
                                                             --------    --------    --------
     Total revenue.........................................   121,144     117,181      93,248
                                                             --------    --------    --------
Cost of revenue:
  System sales.............................................    18,510      18,813      17,627
  Software licenses........................................     2,416       1,364         612
  Services and other.......................................    24,504      21,588      17,178
                                                             --------    --------    --------
     Total cost of revenue.................................    45,430      41,765      35,417
                                                             --------    --------    --------
Gross profit...............................................    75,714      75,416      57,831
                                                             --------    --------    --------
Operating expenses:
  Selling, general and administrative......................    47,774      45,355      41,179
  Research and development.................................    15,226      14,912      13,054
  Restructuring charge.....................................       948          --       1,240
  Write-off of capitalized software costs..................        --         705          --
  Purchase of in-process research and development..........        --       4,307          --
  Merger related...........................................        --       3,905         500
                                                             --------    --------    --------
     Total operating expenses..............................    63,948      69,184      55,973
                                                             --------    --------    --------
Operating income...........................................    11,766       6,232       1,858
Interest and other income, net.............................     2,208       1,674       1,730
                                                             --------    --------    --------
Earnings before income taxes...............................    13,974       7,906       3,588
Income tax expense.........................................     4,217       4,288       4,151
                                                             --------    --------    --------
Net earnings (loss)........................................  $  9,757    $  3,618    $   (563)
                                                             ========    ========    ========
Earnings (loss) per share:
  Basic....................................................  $   0.74    $   0.29    $  (0.06)
  Diluted..................................................  $   0.71    $   0.27    $  (0.06)
Weighted average common shares outstanding:
  Basic....................................................    13,169      12,677       9,846
  Diluted..................................................    13,667      13,570       9,846

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 5,532    $10,984
  Short-term investments....................................   30,548     31,825
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,749 in 1997 and $1,593 in 1996..........   30,325     26,061
  Inventories...............................................    2,532      2,814
  Current installments of contracts receivable, less
     allowance for doubtful accounts of $497 in 1997........    1,555      1,764
  Deferred income taxes.....................................    1,338      1,560
  Prepaid expenses and other current assets.................    2,881      4,277
                                                              -------    -------
     Total current assets...................................   74,711     79,285
Furniture, equipment and leasehold improvements, net........    7,449      7,393
Contracts receivable, less allowance for doubtful contracts
  of $423 in 1996, excluding current installments...........       --        670
Capitalized software costs, net of accumulated amortization
  of $701 in 1997 and $3,464 in 1996........................      930      1,993
Deferred income taxes.......................................      837        178
Other assets, net...........................................      451      1,244
                                                              -------    -------
          Total assets......................................  $84,378    $90,763
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 5,455    $ 5,064
  Accrued compensation......................................    8,762      9,097
  Other accrued expenses....................................    6,413      7,272
  Current portion of long-term obligations..................      381        934
  Customer deposits and unearned revenue....................    7,443     10,114
                                                              -------    -------
     Total current liabilities..............................   28,454     32,481
Long-term obligations, excluding current installments.......       97        575
Unearned revenue, less current portion......................       22        364
                                                              -------    -------
     Total liabilities......................................   28,573     33,420
Shareholders' equity:
  Common stock, $.01 par value. Authorized 25,000 shares;
     issued and outstanding 12,229 shares in 1997 and 13,237
     shares in 1996.........................................      122        132
  Additional paid-in-capital................................   50,040     61,841
  Cumulative translation adjustments........................       (3)      (201)
  Notes receivable from shareholders........................     (272)      (590)
  Accumulated earnings (deficit)............................    5,918     (3,839)
                                                              -------    -------
     Total shareholders' equity.............................   55,805     57,343
                                                              -------    -------
          Total liabilities and shareholders' equity........  $84,378    $90,763
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                         NOTES                       DEFERRED
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL    RECEIVABLE    CUMULATIVE    STOCK OPTION
                                     ---------------   ---------------    PAID-IN         FROM       TRANSLATION   COMPENSATION
                                     SHARES  AMOUNT    SHARES   AMOUNT    CAPITAL     SHAREHOLDERS   ADJUSTMENT      EXPENSE
                                     ------- -------   ------   ------   ----------   ------------   -----------   ------------
Balances at December 31, 1994......   1,847   $ 18     10,160    $102     $ 60,116       $(119)         $(339)         $(85)
  Exercise of stock options........      --     --        187       2          537        (180)            --            --
  Amortization of deferred
    compensation expense...........      --     --         --      --           --          --             --            54
  Tax benefit realized upon
    exercise of stock options......      --     --         --      --          103          --             --            --
  Common stock sold pursuant to
    employee stock purchase plan...      --     --         29      --          226          --             --            --
  Translation adjustment...........      --     --         --      --           --          --              5            --
  Repurchase of common stock.......      --     --       (608)     (6)      (4,294)         --             --            --
  Net loss.........................      --     --         --      --           --          --             --            --
                                     ------   ----     ------    ----     --------       -----          -----          ----
Balances at December 31, 1995......   1,847     18      9,768      98       56,688        (299)          (334)          (31)
  Issuance of preferred stock......   3,293     33         --      --        3,294          --             --            --
  Exercise of stock options........      --     --        369       4        1,440        (136)            --            --
  Amortization of deferred
    compensation expense...........      --     --         --      --           --          --             --            31
  Tax benefit realized upon
    exercise of stock options......      --     --         --      --        1,051          --             --            --
  Common stock sold pursuant to
    employee stock purchase plan...      --     --         33      --          388          --             --            --
  Translation adjustment...........      --     --         --      --           --          --            133            --
  Restricted stock issued in
    exchange for note receivable...      --     --        311       3          152        (155)            --            --
  Conversion of preferred stock to
    common stock...................  (5,140)   (51)     2,797      28           23          --             --            --
  Exercise of stock warrants.......      --     --         42      --           30          --             --            --
  Repurchase of common stock.......      --     --        (83)     (1)      (1,225)         --             --            --
  Net earnings.....................      --     --         --      --           --          --             --            --
                                     ------   ----     ------    ----     --------       -----          -----          ----
Balances at December 31, 1996......      --     --     13,237     132       61,841        (590)          (201)           --
  Exercise of stock options........      --     --        409       4        1,161          --             --            --
  Tax benefit realized upon
    exercise of stock options......      --     --         --      --          700          --             --            --
  Common stock sold pursuant to
    employee stock purchase plan...      --     --         38       1          365          --             --            --
  Translation adjustment...........      --     --         --      --           --          --            198            --
  Collection of shareholder
    notes..........................      --     --         --      --           --         318             --            --
  Repurchase of common stock.......      --     --     (1,455)    (15)     (14,027)         --             --            --
  Net earnings.....................      --     --         --      --           --          --             --            --
                                     ------   ----     ------    ----     --------       -----          -----          ----
Balances at December 31, 1997......      --   $ --     12,229    $122     $ 50,040       $(272)         $  (3)         $ --
                                     ======   ====     ======    ====     ========       =====          =====          ====


                                     ACCUMULATED       TOTAL
                                      EARNINGS     SHAREHOLDERS'
                                      (DEFICIT)       EQUITY
                                     -----------   -------------
Balances at December 31, 1994......    $(6,894)      $ 52,799
  Exercise of stock options........         --            359
  Amortization of deferred
    compensation expense...........         --             54
  Tax benefit realized upon
    exercise of stock options......         --            103
  Common stock sold pursuant to
    employee stock purchase plan...         --            226
  Translation adjustment...........         --              5
  Repurchase of common stock.......         --         (4,300)
  Net loss.........................       (563)          (563)
                                       -------       --------
Balances at December 31, 1995......     (7,457)        48,683
  Issuance of preferred stock......         --          3,327
  Exercise of stock options........         --          1,308
  Amortization of deferred
    compensation expense...........         --             31
  Tax benefit realized upon
    exercise of stock options......         --          1,051
  Common stock sold pursuant to
    employee stock purchase plan...         --            388
  Translation adjustment...........         --            133
  Restricted stock issued in
    exchange for note receivable...         --             --
  Conversion of preferred stock to
    common stock...................         --             --
  Exercise of stock warrants.......         --             30
  Repurchase of common stock.......         --         (1,226)
  Net earnings.....................      3,618          3,618
                                       -------       --------
Balances at December 31, 1996......     (3,839)        57,343
  Exercise of stock options........         --          1,165
  Tax benefit realized upon
    exercise of stock options......         --            700
  Common stock sold pursuant to
    employee stock purchase plan...         --            366
  Translation adjustment...........         --            198
  Collection of shareholder
    notes..........................         --            318
  Repurchase of common stock.......         --        (14,042)
  Net earnings.....................      9,757          9,757
                                       -------       --------
Balances at December 31, 1997......    $ 5,918       $ 55,805
                                       =======       ========

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)......................................  $  9,757    $  3,618    $   (563)
  Depreciation and amortization............................     6,028       6,315       7,266
  Trade and other receivables..............................    (3,385)      1,181      (3,174)
  Other assets.............................................     1,927      (2,162)       (466)
  Accounts payable and accrued expenses....................      (803)      2,977       4,439
  Customer deposits and unearned revenue...................    (3,013)     (7,023)     (1,270)
                                                             --------    --------    --------
          Net cash provided by operating activities........    10,511       4,906       6,232
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of short-term investments.......................   (35,978)    (40,635)    (50,433)
  Proceeds from maturities of short-term investments.......    37,255      42,658      16,585
  Purchases of furniture and equipment.....................    (4,778)     (3,456)     (2,781)
  Increase in capitalized software costs...................      (256)       (976)     (2,157)
  Other....................................................       820         207         588
                                                             --------    --------    --------
          Net cash used in investing activities............    (2,937)     (2,202)    (38,198)
                                                             --------    --------    --------
Cash flows from financing activities:
  Payments of borrowings under bank line of credit.........        --          --      (1,500)
  Proceeds from subordinated notes issued to
     shareholders..........................................        --          --       2,000
  Collection of shareholder notes receivable...............       318          --          --
  Repayment of long-term obligations.......................    (1,031)     (1,262)     (2,151)
  Common stock repurchased.................................   (14,042)     (1,226)     (4,299)
  Proceeds from issuance of preferred and common stock.....     1,531       2,905         585
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................   (13,224)        417      (5,365)
                                                             --------    --------    --------
Effect of exchange rate changes on cash....................       198         117          12
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........    (5,452)      3,238     (37,319)
Cash and cash equivalents, beginning of year...............    10,984       7,746      45,065
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................     5,532      10,984       7,746
Short-term investments.....................................    30,548      31,825      33,848
                                                             --------    --------    --------
Cash and cash equivalents and short-term investments.......  $ 36,080    $ 42,809    $ 41,594
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Income taxes..........................................  $  1,816    $  5,611    $  3,255
     Interest..............................................  $    105    $    290    $    568
  Noncash investing and financing activities:
  Equipment transferred from inventory.....................  $     14    $    363    $    238
  Tax benefit realized upon exercise of stock options......  $    700    $  1,051    $    103
  Equipment acquired under capital leases..................  $     --    $    554       1,058
  Issuance of common stock in exchange for notes
     receivable............................................  $     --    $    291    $    180
  Issuance of preferred stock in exchange for subordinated
     notes payable and related accrued interest............  $     --    $  2,148    $     --

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. Description of Business.

     Mosaix, Inc. and subsidiaries (hereinafter referred to as "Mosaix" or the "Company") is a global provider of predictive dialing systems, workflow software and enterprise customer management solutions that automate and optimize an organization's interactions with its customers. By employing Mosaix' customer interaction software, call management applications and business process applications, companies are creating and managing profitable customer relationships. Mosaix maintains a global professional service and customer support organization and a network of development, co-marketing, and strategic partnerships.

     Mosaix' principal markets are North America, Europe, and Asia. Credit is extended to customers in the normal course of business.

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

  e. Furniture, Equipment and Leasehold Improvements.

     Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment (including rental systems) is provided on the straight-line method over the three to five year estimated useful lives of the assets. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the related lease term. Maintenance and repairs are expensed as incurred. When furniture, equipment and leasehold improvements are retired or otherwise disposed, gains and losses are reflected in the consolidated statement of operations.

  f. Capitalized Software Costs.

     Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility has been established. Once technological feasibility of a software product to be marketed has been established, development and enhancement costs are capitalized and reported at the lower of unamortized cost or net realizable value. Net realizable value for a particular product is assessed based on anticipated gross margins applicable to sales of the related product in future periods. Fully amortized software development costs are removed from the Company's accounts.

     Amortization of capitalized software costs begins when the related product is available for general release to customers and is computed for each product based on the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for the product or (b) the straight line method over the estimated life of the product. Amortization expense related to capitalized software costs

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

amounted to $1,318, $1,448 and $2,823 for 1997, 1996 and 1995, respectively.
These amounts are included in cost of systems and software revenue.

  g. Revenue Recognition.

     The Company's revenues are primarily derived from: systems sales, software licenses and services. Systems sales are comprised of revenue related to products sold that include both hardware and software. Software licenses include revenue related to software-only applications that operate on industry standard hardware available from the Company and other vendors. Services revenue consists of consulting services and recurring software and system support fees.

     Revenue on system sales is generally recognized when the units are shipped and the Company has no significant remaining obligations. For system sales requiring significant customization or for new products, revenue is recognized upon completion of the customization or customer acceptance. Installation fees relating to system sales are recognized when the related system is installed. Revenue from the sale of software licenses is recognized when (i) a signed contract exists, (ii) delivery has occurred, (iii) collectibility is probable, and (iv) remaining Company obligations are insignificant. Generally, revenues from the sale of software licenses through distributors are recognized after contract signing and shipment, and upon the earlier of sale to the end user or upon receipt of nonrefundable cash payments from the distributors. Revenue from system and software support service is recognized using the straight-line method over the term of the contract. Revenue from professional services is recognized as the related work is performed.

     Customer payment terms vary. Amounts billed in advance of satisfying revenue recognition criteria are classified in "customer deposits and unearned revenue." Costs incurred prior to satisfying revenue recognition criteria are deferred and are classified as a component of inventories.

     The Company has historically sold and licensed systems pursuant to lease agreements which qualify as sales type leases with an initial term of three years or more. Revenue from these contracts was recognized when units were shipped, at the present value of the minimum payments at the beginning of the contract discounted at the Company's incremental borrowing rate. No such contracts were sold in 1997 or 1996.

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

  j. Product Warranties.

     The Company generally provides a 90-day warranty for all systems sold and a 30 day warranty for software products. A charge to the statement of operations is made at the time of sale for estimated costs of repair or replacement of the products during the warranty period.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

  k. Net Earnings (Loss) Per Share.

     During 1997, Mosaix adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," and restated earnings (loss) per share for all prior periods. In accordance with SFAS No. 128, basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options and convertible preferred stock.

  l. Foreign Currency Translation.

     Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the year. Income and expense accounts are translated into U.S. dollars using annual average rates of exchange. The net gain or loss resulting from translation is shown as a cumulative translation adjustment in shareholders' equity. Gains and losses from foreign currency transactions are included in other income (expense), net.

  m. Financial Instruments and Concentrations of Credit Risk.

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company's cash and cash equivalents and short-term investments are diversified among security types and issuers, and approximate fair value. The fair value of financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are receivables, accounts payable, accrued liabilities and long term obligations.

     Concentrations of credit risk with respect to receivables are limited due to the diversity in geographic location of customers as well as diversity in industries. In addition, the Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account without requiring collateral.

  n. Stock Based Compensation.

     In 1996, Mosaix adopted SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with the provisions of SFAS No. 123, Mosaix has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans and, accordingly, does not recognize compensation expense for options granted with an exercise price equal to or in excess of fair value at the date of grant. Note 8 to the consolidated financial statements contains a summary of pro forma results of operations for 1997, 1996 and 1995 as if Mosaix had recognized compensation expense based on the fair value of the options and stock purchase rights granted at grant date as required by SFAS No. 123.

  o. New Accounting Pronouncements.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 beginning January 1, 1998. SOP 97-2 provides guidance on software revenue recognition and the allocation of revenue when multiple products and services are bundled. In the past, the Company has deferred revenue on delivered software that required more than minor modifications. In the event that bundled products and services can no longer be separated, the Company will be required to defer revenue recognition on both product and service elements until revenue recognition criteria have been satisfied for all elements.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The Company intends to continue to separate software licenses from professional service contracts and accordingly the impact on the consolidated financial statements is not expected to be material.

  p. Use of Estimates.

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

  q. Reclassifications.

     Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

 2. BUSINESS COMBINATIONS

  a. ViewStar Corporation.

     In December 1996, the Company issued 3,777,078 shares of $.01 par value common stock in exchange for all of the outstanding common shares of ViewStar Corporation, a provider of client/server document management and workflow software. This business combination was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods prior to the combination were restated to include the accounts and results of operations of ViewStar. In connection with the business combination, $3,905 of merger related costs were incurred.

     During 1995, ViewStar incurred $500 of costs associated with the termination of a proposed merger.

  b. Caleo Software, Inc.

     In February 1996, the Company purchased Caleo Software, Inc. (Caleo) for $4,750 in cash. The business combination was accounted for using the purchase method whereby the purchase price was allocated to the underlying net assets based on their relative fair values. Of the total purchase price, $4,307 was charged to operations as the purchase of in-process research and development. The results of operations of Caleo were not significant in relation to the Company. At the time of the combination, the Company also wrote off $705 of previously capitalized software costs for duplicative technology.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

 3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company's cash and cash equivalents and short-term investments as of December 31 consist of the following:

                                                               1997       1996
                                                              -------    -------
Cash and cash equivalents:
  Cash......................................................  $ 1,682    $ 5,973
  Money market instruments..................................    3,850      5,011
                                                              -------    -------
     Total cash and cash equivalents........................    5,532     10,984
                                                              -------    -------
Short-term investments:
  Municipal securities......................................       --     10,212
  Corporate notes and bonds.................................   30,548     21,613
                                                              -------    -------
     Total short-term investments...........................   30,548     31,825
                                                              -------    -------
          Total cash and cash equivalents and short-term
            investments.....................................  $36,080    $42,809
                                                              =======    =======

     The short-term investments are classified as held-to-maturity. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

     At December 31, 1997, all short-term investments have contractural maturities of one year or less. Interest income, net for 1997, 1996 and 1995 was $2,355, $1,665 and $1,393, respectively.

 4. INVENTORIES

     A summary of inventories at December 31 are as follows:

                                                               1997       1996
                                                              -------    -------
Raw materials...............................................  $   759    $ 1,879
Work-in-process.............................................       64        333
Finished goods..............................................      501        136
Installations in progress...................................      853        257
Spare parts.................................................      355        209
                                                              -------    -------
                                                              $ 2,532    $ 2,814
                                                              =======    =======

 5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following as of December 31:

                                                               1997       1996
                                                              -------    -------
Furniture and fixtures......................................  $ 1,814    $ 2,620
Computer equipment..........................................   14,907     15,012
Equipment under capital lease...............................    5,327      6,500
Office equipment............................................      825      1,684
Leasehold improvements......................................    1,859      1,390
                                                              -------    -------
                                                               24,732     27,206
Less accumulated depreciation and amortization..............   17,283     19,813
                                                              -------    -------
                                                              $ 7,449    $ 7,393
                                                              =======    =======

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     During 1997, 1996 and 1995, amortization expense related to equipment under capital leases was $717, $627 and $239, respectively. Accumulated amortization for equipment under capital leases at December 31, 1997 and 1996 was $4,913 and $5,383, respectively.

 6. BANK LINE OF CREDIT

     At December 31, 1997, the Company had available a $10,000 unsecured domestic bank line of credit. Restrictive terms of this line of credit require, among other things, that the Company maintain minimum net worth and working capital. The Company was in compliance with all terms and conditions of this line of credit as of December 31, 1997. There were no borrowings outstanding under this line as of December 31, 1997.

 7. LONG-TERM OBLIGATIONS

     A summary of long-term obligations as of December 31 follows:

                                                              1997     1996
                                                              ----    ------
Capital lease obligations...................................  $433    $1,329
Other.......................................................    45       180
                                                              ----    ------
Total long-term obligations.................................   478     1,509
Less current installments...................................   381       934
                                                              ----    ------
     Long-term obligations, excluding current
      installments..........................................  $ 97    $  575
                                                              ====    ======

     Principal maturities of long-term obligations at December 31, 1997 are as follows:

     1998...................................................  $381
     1999...................................................    97
                                                              ----
                                                              $478
                                                              ====

     In May 1995, ViewStar obtained $2.0 million in cash from certain of its shareholders in exchange for 9% subordinated notes payable upon demand at any time after April 15, 1996. In March 1996, the subordinated notes were exchanged for shares of preferred stock which were in turn exchanged for shares of common stock as described in Note 8(e).

 8. SHAREHOLDERS' EQUITY

  a. Stock Option Plans.

     In 1997, the Board of Directors authorized a 1997 Stock Incentive Compensation Plan (1997 Plan) which allowed for the reservation of 520,031 shares of common stock. These shares are primarily intended to replace the Restated 1987 Stock Option Plan (1987 Plan) shares related to the repricing (see below) and the balance is to be used for other general employee retention purposes. Shares granted under the 1997 Plan are non-qualified options for non-officer employees.

     Prior to the merger in 1996, the shareholders of ViewStar approved a plan amendment to increase the shares available for grant by 1,159,000. Additionally, as part of the business combination, the shareholders of Mosaix approved the 1996 Stock Incentive Compensation Plan (1996 Plan) to replace the 1987 Plan. The 1996 Plan, which allowed for the reservation of 1,500,000 shares of common stock, was intended primarily to replace expired options under the 1987 Plan, to replace ViewStar options with Mosaix options and to grant new options to officers of ViewStar. As part of the business combination, 1,559,000 shares authorized under the ViewStar Plans expired.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The Company's 1987 Plan allowed for the reservation of 2,800,000 shares of common stock for grants. Options granted under the 1987 Plan were designated as qualified or non-qualified at the discretion of the Board of Directors. The 1987 Plan expired in 1996 and 165,000 and 412,000 shares that were authorized under the 1987 Plan expired in 1997 and 1996, respectively.

     In January 1998, the Company offered certain employees the right to have their outstanding stock options repriced in exchange for a 20% reduction in the options outstanding and an agreement not to exercise any of the repriced options for one year. The repricing took place January 14, 1998 and 776,802 options with exercise prices of $10.88 to $19.75, were returned and canceled, and 621,480 new options were issued at $9.50. Of the options returned and canceled, 320,031 were 1987 Plan options that could not be regranted under the expired 1987 Plan and accordingly, 256,025 replacement options were issued under the 1997 and 1996 Plans.

     Generally, options vest over a four-year period in cumulative increments of 25% beginning one year from the date of grant or, in certain instances, one year from the individual's employment date. All options expire ten years or less from the date of grant and are currently granted at prices not less than fair market value.

     The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and stock purchase rights under SFAS No. 123 for options and purchase rights granted in 1997, 1996 and in 1995, the Company's net earnings (loss) would have been adjusted to the pro forma amounts indicated below:

                                                        1997        1996        1995
                                                       ------      ------      ------
Net earnings (loss):
  As reported........................................  $9,757      $3,618      $ (563)
  Pro forma..........................................   6,517       1,786        (931)

Basic earnings (loss) per share:
  As reported........................................    0.74        0.29       (0.06)
  Pro forma..........................................    0.49        0.14       (0.09)

Diluted earnings (loss) per share:
  As reported........................................    0.71        0.27       (0.06)
  Pro forma..........................................    0.48        0.13       (0.09)

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $6.78, $5.30 and $2.97, respectively on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                        1997        1996        1995
                                                       ------      ------      ------
Expected dividend yield..............................    0.0%        0.0%        0.0%
Volatility...........................................   76.0%       62.0%       62.0%
Expected weighted average life (in years)............    3.8         4.5         4.5
Weighted average risk free interest rate.............    5.8%        6.3%        6.2%

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The per share weighted-average fair value of stock purchase rights during 1997, 1996 and 1995 was $5.52, $4.44 and $3.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                        1997        1996        1995
                                                       ------      ------      ------
Expected dividend yield..............................    0.0%        0.0%        0.0%
Volatility...........................................   76.0%       62.0%       62.0%
Expected weighted average life (in years)............     0.5         0.5         0.5
Weighted average risk free interest rate.............    5.6%        5.2%        5.2%

     Pro forma net earnings (loss) and earnings (loss) per share reflect only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) and net earnings (loss) per share amounts presented above because compensation cost is reflected over the options' vesting period of four to five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

     A summary of stock options follows:

                                                     SHARES       NUMBER OF
                                                   AVAILABLE       OPTIONS         WEIGHTED
                                                   FOR GRANT     OUTSTANDING       AVERAGE
                                                   (IN 000'S)    (IN 000'S)     EXERCISE PRICE
                                                   ----------    -----------    --------------
Balance at December 31, 1994.....................       428         2,116           $ 4.41
  Plan amendment.................................       400            --               --
  Granted........................................      (521)          521             4.74
  Exercised......................................        --          (187)            2.88
  Canceled.......................................       504          (504)            4.08
                                                     ------         -----           ------
Balance at December 31, 1995.....................       811         1,946             4.70
  Plan amendment.................................     2,659            --               --
  Granted........................................      (721)          721            11.19
  Exercised......................................        --          (369)            3.91
  Expired:
     1987 Plan...................................      (412)           --               --
     ViewStar Plans..............................    (1,559)           --               --
  Canceled.......................................       240          (240)            4.99
                                                     ------         -----           ------
Balance at December 31, 1996.....................     1,018         2,058             6.62
  Additional authorization.......................       520            --               --
  Granted........................................    (1,459)        1,459            11.91
  Exercised......................................        --          (409)            2.85
  Expired........................................      (165)           --               --
  Canceled.......................................       479          (479)           10.51
                                                     ------         -----           ------
Balance at December 31, 1997.....................       393         2,629           $ 9.98
                                                     ======         =====           ======

     As discussed previously, a stock option repricing took place on January 14, 1998. Of the options returned and canceled, 320,031 were 1987 Plan Options that could not be regranted from the 1987 Plan because the 1987 Plan had expired. These options were replaced with 256,025 options that were available for grant at December 31, 1997 and, after this reissuance, approximately 182,000 shares remain available to grant to employees under the 1996 and 1997 Plans. The 1992 Director's Plan shares were not repriced and 46,000 shares are available for grant at December 31, 1997.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The following table summarizes options outstanding and exercisable at December 31, 1997.

                                    OPTIONS OUTSTANDING
                     -------------------------------------------------
                                        WEIGHTED                                OPTIONS EXERCISABLE
                                        AVERAGE            WEIGHTED       -------------------------------
RANGE OF EXERCISE      NUMBER          REMAINING           AVERAGE          NUMBER       WEIGHTED AVERAGE
     PRICES          OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
-----------------    -----------    ----------------    --------------    -----------    ----------------
 $ 0.51 -  0.51         186,413           3.65              $ 0.51          125,878           $ 0.51
   3.79 -  6.75         503,192           5.93                4.52          434,231             4.41
   7.58 - 10.38         510,784           9.04                9.50           87,206             8.66
  10.69 - 12.25         706,238           8.03               11.77          138,651            11.01
  12.62 - 15.00         502,447           8.67               13.74           81,259            13.50
  15.06 - 19.75         220,320           8.72               17.29           61,047            17.98
 --------------       ---------           ----              ------          -------           ------
 $ 0.51 - 19.75       2,629,394           7.69              $ 9.98          928,272           $ 6.96
 ==============       =========           ====              ======          =======           ======

  b. Stock Option Plan for Non-Employee Directors.

     Under the Company's 1992 Stock Option Plan for Non-Employee Directors (1992
Plan), 125,000 shares of the Company's common stock are reserved for issuance to non-employee directors of the Company.

     An initial grant of 5,000 options is automatically made to each non-employee director upon appointment as a director of the Company. Initial grants vest over a five-year period in cumulative increments of 20% each year beginning from the date of the first subsequent annual meeting of shareholders following grant. An additional 2,000 options are granted following each annual shareholders' meeting. Each additional grant is immediately vested and exercisable.

     All options expire ten years from the date of grant or, if earlier, five years after termination as a director of the Company. Options are exercisable at the fair market value of the stock at the date of grant. At December 31, 1997, 72,000 options were outstanding under the 1992 Plan at a weighted average exercise price of $11.77 per share and 58,000 options were exercisable at a weighted average price of $11.73 per share.

  c. Employee Stock Purchase Plan.

     The Company's 1991 Employee Stock Purchase Plan provides for 200,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable semiannually on June 30 and December 31 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the respective semi-annual periods. At December 31, all authorized shares had been issued.

  d. Stock Repurchase Plan.

     In 1997, the Company's Board of Directors authorized a plan to repurchase up to 1,700,000 shares of the Company's common stock, subject to certain limitations and conditions. The repurchased shares are used primarily to service the Company's employee stock plans. During 1997, the Company repurchased 1,437,500 shares for a total cost of $14,035. In January 1998, the Company's Board of Directors authorized an additional 1,000,000 shares to be repurchased under the same limitations and conditions.

     In 1995, the Company's Board of Directors had authorized a similar plan to repurchase up to 1,600,000 shares of the Company's common stock. The Company had purchased 691,000 shares at a total cost of $5,526 when the plan was discontinued on October 2, 1996.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

  e. ViewStar Preferred Shares.

     In March and June 1996, ViewStar completed a preferred stock financing transaction in which a total of 3,293,467 shares were issued. ViewStar issued 2,126,024 shares in repayment of $2,000 subordinated notes outstanding plus the related accrued interest of $148 and issued 1,167,444 shares for $1,179 in cash. All preferred shares were converted to common stock in 1996.

 9. INCOME TAXES

     The components of earnings before income taxes are as follows:

                                                           1997       1996      1995
                                                          -------    ------    ------
U.S. operations.........................................  $10,073    $6,524    $2,906
Foreign.................................................    3,901     1,382       682
                                                          -------    ------    ------
                                                          $13,974    $7,906    $3,588
                                                          =======    ======    ======

     Components of income tax expense are summarized as follows:

                                                           1997       1996      1995
                                                          -------    ------    ------
Current:
  Federal...............................................  $ 2,871    $4,053    $3,493
  State.................................................      544       446       522
  Foreign...............................................    1,239       705       276
                                                          -------    ------    ------
          Total current.................................    4,654     5,204     4,291
Deferred -- Federal.....................................     (437)     (916)     (140)
                                                          -------    ------    ------
                                                          $ 4,217    $4,288    $4,151
                                                          =======    ======    ======

     Income tax expense on earnings before income taxes differs from "expected" income tax expense as computed by applying the U.S. federal income tax rate of 34% as follows:

                                                           1997       1996      1995
                                                          -------    ------    ------
Computed "expected" tax expense.........................  $ 4,751    $2,688    $1,220
Research and experimentation tax credits and foreign
  tax credits...........................................     (462)     (387)     (100)
State income taxes, net of federal benefit..............      359       296       355
Reduction of valuation allowance........................   (1,065)       --        --
Losses of subsidiary not currently deductible...........       --       301     2,503
Purchase of in-process research and development.........       --     1,464        --
Merger related costs....................................       --       438        --
Foreign taxes withheld..................................       --       161       226
Other...................................................      634      (673)      (53)
                                                          -------    ------    ------
                                                          $ 4,217    $4,288    $4,151
                                                          =======    ======    ======

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     Deferred income tax assets and liabilities are comprised of the following at December 31:

                                                               1997       1996
                                                              -------   --------
Capitalized software development costs, net of
  amortization..............................................  $   316   $    678
Contract revenue............................................      233        415
                                                              -------   --------
  Deferred tax liabilities..................................      549      1,093
                                                              -------   --------
Provision for doubtful receivables..........................      655        940
Provision for inventory obsolescence........................      161        219
Provision for warranties and returns........................      230        143
Unearned revenue............................................    1,284      1,130
Provision for accrued compensation..........................    1,595      1,580
Net operating loss carryforwards............................    7,064      8,649
Research and experimentation tax credit carryforwards.......    1,211      1,086
Other.......................................................      736        454
                                                              -------   --------
  Gross deferred tax assets.................................   12,936     14,201
  Deferred tax asset valuation allowance....................  (10,212)   (11,370)
                                                              -------   --------
  Deferred tax assets.......................................    2,724      2,831
                                                              -------   --------
  Net deferred tax assets...................................  $ 2,175   $  1,738
                                                              =======   ========

     As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,053, expiring in the years 2004 through 2011, and net operating loss 'carryforwards for state income tax purposes of approximately $7,605, expiring in the years 1999 through 2009. The Company also had federal and state research and experimentation tax credit carryforwards of approximately $997 and $630, respectively, which expire in the years 2000 through 2009. Utilization of the Company's net operating loss carryforwards and research and experimentation tax credit carryforwards and other deferred income tax assets which relate primarily to ViewStar are subject to Internal Revenue Code Section 382 limitations due to a change of ownership. Due to uncertainty regarding their recoverability, the Company has established valuation allowances for the related deferred income tax assets. With regard to the remaining deferred income tax assets, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred income tax assets.

     The deferred income tax valuation allowance decreased $1,158 and $940 in 1997 and 1996, respectively.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

10. EARNINGS PER SHARE

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings (loss) per share.

                                                NET EARNINGS       WEIGHTED
                                                   (LOSS)       AVERAGE SHARES     EARNINGS
                                                 (IN 000'S)       (IN 000'S)      (LOSS) PER
                                                (NUMERATOR)     (DENOMINATOR)       SHARE
                                                ------------    --------------    ----------
1997:
  Basic earnings per share....................     $9,757           13,169          $ 0.74
  Effect of dilutive stock options............         --              498
                                                   ------           ------
  Diluted earnings per share..................     $9,757           13,667          $ 0.71
                                                   ======           ======
1996:
  Basic earnings per share....................     $3,618           12,677          $ 0.29
  Effect of dilutive stock options and
     convertible preferred stock..............         --              893
                                                   ------           ------
  Diluted earnings per share..................     $3,618           13,570          $ 0.27
                                                   ======           ======
1995:
  Basic and dilutive loss per share...........     $ (563)           9,846          $(0.06)
                                                   ======           ======

     Stock options and convertible preferred stock were not included in the computation of diluted loss per share for 1995 because the representative share increments would be anti-dilutive. In addition, options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations in 1997 and 1996 because they would be anti-dilutive. Anti-dilutive stock options and convertible preferred stock excluded from the computations are as follows:

                                                        ANTI-DILUTIVE
                                                      OPTIONS AND STOCK
                                                         (IN 000'S)        EXERCISE PRICE
                                                      -----------------    ---------------
  1997..............................................        1,154          $12.13 - $19.75
  1996..............................................          251          $16.06 - $19.75
  1995..............................................        3,793          $ 0.51 - $12.88

11. COMMITMENTS AND CONTINGENCIES

  a. Profit Sharing and Deferred Compensation Plan.

     The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants' contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. The Company's matching contributions to the Profit Sharing Plan were $752, $471 and $409 for 1997, 1996 and 1995, respectively.

  b. Lease Commitments.

     The Company leases its office and warehouse space under terms of noncancelable operating leases expiring at various dates through 2009.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

1998.......................................................  $ 3,134
1999.......................................................    2,684
2000.......................................................    1,950
2001.......................................................    1,811
2002.......................................................    1,811
Thereafter.................................................   13,258
                                                             -------
                                                             $24,648
                                                             =======

     Rent expense under noncancelable operating leases amounted to $3,176, $2,712 and $2,907 for 1997, 1996 and 1995, respectively.

  c. Litigation.

     The Company is subject to various legal proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate will have a material adverse effect on the Company's business or financial condition.

12. GEOGRAPHIC SEGMENT INFORMATION

     The Company's products are marketed internationally through its subsidiaries in the United Kingdom, the U.S. parent and independent distributors.

                                                       1997        1996        1995
                                                     --------    --------    --------
Revenue -- U.S. operations:
  United States....................................  $ 89,153    $ 94,870    $ 75,593
  United States export.............................    14,477      12,083      12,289
Revenue -- International operations:
  Foreign subsidiaries.............................    17,514      10,228       5,366
                                                     --------    --------    --------
                                                     $121,144    $117,181    $ 93,248
                                                     ========    ========    ========
Operating income:
  U.S. operations..................................  $  8,045    $  4,235    $  1,355
  Foreign subsidiaries.............................     3,936       1,867         382
  Eliminations.....................................      (215)        130         121
                                                     --------    --------    --------
                                                     $ 11,766    $  6,232    $  1,858
                                                     ========    ========    ========
Assets:
  U.S. operations..................................  $ 74,725    $ 85,235    $ 90,597
  Foreign subsidiaries.............................     9,653       5,528       2,974
                                                     --------    --------    --------
                                                     $ 84,378    $ 90,763    $ 93,571
                                                     ========    ========    ========

13. RESTRUCTURING CHARGES

     During 1997, Mosaix incurred $948 of expenses for severance pay and related costs from streamlining operations. During 1995, ViewStar incurred $1,240 for a similar reduction in headcount.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited statement of operations for each quarter of 1997 and 1996:

                                   FIRST     SECOND      THIRD     FOURTH      TOTAL
                                  -------    -------    -------    -------    --------
1997:
  Revenue.......................  $30,614    $31,674    $28,043    $30,813    $121,144
  Operating income..............    3,600      4,412        991      2,763      11,766
  Net earnings..................    2,918      3,336      1,149      2,354       9,757
  Basic earnings per share......     0.22       0.25       0.09       0.19        0.74
  Diluted earnings per share....     0.21       0.24       0.08       0.18        0.71
1996:
  Revenue.......................  $26,997    $28,585    $30,202    $31,397    $117,181
  Operating income (loss).......   (1,829)     3,569      4,083        409       6,232
  Net earnings (loss)...........   (2,413)     2,643      3,292         96       3,618
  Basic earnings (loss) per
     share......................    (0.21)      0.21       0.25       0.01        0.29
  Diluted earnings (loss)
     per share..................    (0.21)      0.19       0.24       0.01        0.27

     The quarterly earnings (loss) per share presented above may not total to the year end totals due to changes in the weighted average common shares and common equivalent shares outstanding during the year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mosaix, Inc.:

     Under date of February 2, 1998, we reported on the consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect the, information set forth therein.

KPMG Peat Marwick LLP

Seattle, Washington
February 2, 1998

                                  MOSAIX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                   COLUMN A                      COLUMN B       COLUMN C       COLUMN D     COLUMN E
                   --------                      ---------    ------------    ----------    --------
                                                  BALANCE
                                                    AT         CHARGED TO                   BALANCE
                                                 BEGINNING    OTHER COSTS        (1)         AT END
                  DESCRIPTION                     OF YEAR     AND EXPENSES    DEDUCTIONS    OF YEAR
                  -----------                    ---------    ------------    ----------    --------
Year ended December 31, 1997:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables........   $2,016          $694           $464        $2,246
                                                  ======          ====           ====        ======
Year ended December 31, 1996:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables........   $1,863          $395           $242        $2,016
                                                  ======          ====           ====        ======
Year ended December 31, 1995:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables........   $1,581          $794           $512        $1,863
                                                  ======          ====           ====        ======

---------------

(1) Represents amounts written off.

                                  EXIBIT INDEX

    EXHIBITS
    --------
     2.1        Agreement and Plan of Merger, dated October 14, 1996, among the Registrant, Vision Merger Corporation and ViewStar
                Corporation                                                     (I)
     3.1        Restated Articles of Incorporation of the Registrant            (B)
     3.2        Restated Bylaws of the Registrant                               (D)
     4.1        Form of Certificate Evidencing Common Stock, par value $0.01
                per share                                                       (B)
     4.2        Warrant to purchase 12,245 shares of ViewStar Common Stock
                issued to Comdisco, Inc. dated May 31, 1996                     (I)
    10.1        Restated 1987 Stock Option Plan, as amended*                    (H)
    10.2        1996 Management and Company Performance Bonus Plan*             (H)
    10.3        1997 Management and Company Performance Bonus Plan*             (J)
    10.4        Restated 1992 Stock Option Plan for Non-Employee Directors,
                as amended*                                                     (H)
    10.5        1991 Employee Stock Purchase Plan, as amended*                  (F)
    10.6        Executive Employment Agreement dated as of November 8, 1994
                with Patrick S. Howard*                                         (E)
    10.7        Executive Employment Agreement dated as of March 1, 1995
                with Thomas R. Clark*                                           (G)
    10.8        Executive Employment Agreement dated as of March 1, 1995
                with John J. Flavio*                                            (G)
    10.9        Executive Employment Agreement dated as of March 1, 1995
                with Edmund D. Wilsbach*                                        (G)
    10.10       Lease for Building 17 dated January 15, 1991 among Michael
                E. Mastro, Redmond East Associates and the Registrant           (C)
    10.11       Business Loan Agreement dated June 25, 1997 with
                Seattle-First National Bank                                     (A)
    10.12       Customer Purchase Agreement dated December 27, 1990 with
                Summa Four, Inc.**                                              (D)
    10.13       Software Source Code and Manufacturing Data Deposit and
                Escrow Agreement dated December 27, 1990 with Summa Four,
                Inc. and Data Securities International Ind.**                   (D)
    10.14       Purchase Agreement (AWA 99) with Hewlett Packard, dated
                March 1, 1995                                                   (H)
    10.15       Shareholders Agreement, dated October 14, 1996, with certain
                former shareholders of ViewStar Corporation                     (I)
    10.16       ViewStar Corporation Amended 1986 Incentive Stock Plan and
                form of agreement thereunder*                                   (I)
    10.17       ViewStar Corporation Amended 1994 Stock Plan, as amended,
                and form of agreement thereunder*                               (I)
    10.18       ViewStar Corporation 1996 Incentive Stock Plan*                 (I)
    10.19       Sublease Agreement between the ASK Group, Inc. and ViewStar
                Corporation, dated October 8, 1993, for ViewStar's facility
                located at 1101 Marina Village Parkway, Alameda, California     (I)
    10.20       First Amendment to Sublease Agreement between the ASK Group,
                Inc. and ViewStar Corporation, dated September 8, 1994, for
                ViewStar's facility located at 1101 Marina Village Parkway,
                Alameda, California                                             (A)
    10.21       Promissory Note issued by Kamran Kheirolomoom to ViewStar
                Corporation dated July 2, 1996*                                 (I)
    10.22       Executive Employment Agreement, dated October 14, 1996,
                between Kamran Kheirolomoom and the Registrant*                 (I)

    EXHIBITS
    --------
    10.23       Executive Employment Agreement, dated October 14, 1996,
                between Robert I. Pender, Jr. and the Registrant*               (I)
    10.24       Executive Employment Agreement, dated October 14, 1996,
                between Gayle A. Crowell and the Registrant*                    (I)
    10.25       Executive Employment Agreement, dated October 14, 1996,
                between Steve Russell and the Registrant*                       (A)
    10.26       Executive Employment Agreement, dated February 14, 1996,
                between Steve L. Adams and the Registrant*                      (A)
    10.27       Executive Employment Agreement, dated July 1, 1997, between
                Omar Saleh and the Registrant*                                  (A)
    10.28       Executive Employment Agreement, dated February 5, 1998,
                between Jeff Jarvis and the Registrant*                         (A)
    10.29       Executive Employment Agreement, dated February 5, 1998,
                between Bruce Leader and the Registrant*                        (A)
    10.30       Executive Employment Agreement, dated February 5, 1998,
                between Nicholas A. Tiliacos and the Registrant*                (A)
    10.31       Lease Agreement between Millennium Corporate Park, L.L.C.
                and the Registrant, dated December 11, 1997, for the
                Company's corporate headquarters in Redmond, Washington         (A)
    10.32       1998 Management and Performance Bonus Plans*                    (A)
    21.1        List of Subsidiaries of the Registrant                          (A)
    23.1        Consent of KPMG Peat Marwick LLP                                (A)
    27.1        Financial Data Schedule                                         (A)

---------------

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

(I) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S4 (Registration No. 333-14887) initially filed with the Securities and Exchange Commission on October 25, 1996.

(J) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.