Form 10-K405/A
period 1997-12-31
MOSAIX INC
filed 1998-03-31
CIK 853266

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

                                  MOSAIX, INC.

                               TABLE OF CONTENTS

                                  PART I
Item One       Business....................................................    1
Item Two       Properties..................................................    9
Item Three     Legal Proceeding............................................   10
Item Four      Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item Five      Market for the Registrant's Common Equity and Related
               Stockholder Matters.........................................   11
Item Six       Selected Financial Data.....................................   11
Item Seven     Management's Discussion and Analysis of Results of
               Operations and Financial Condition..........................   12
Item Eight     Financial Statements and Supplemental Data..................   21
Item Nine      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   21

                                 PART III
Item Ten       Directors and Executive Officers of the Registrant..........   21
Item Eleven    Executive Compensation......................................   21
Item Twelve    Security Ownership of Certain Beneficial Owners and
               Management..................................................   21
Item Thirteen  Certain Relationships and Related Transactions..............   21

                                  PART IV
Item Fourteen  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................   22

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

     For financial statements, see F-1 to F-19.

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
                                                              =======   ========

     As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,053, expiring in the years 2004 through 2011, and net operating loss carryforwards for state income tax purposes of approximately $7,605, expiring in the years 1999 through 2009. The Company also had federal and state research and experimentation tax credit carryforwards of approximately $997 and $630, respectively, which expire in the years 2000 through 2009. Utilization of the Company's net operating loss carryforwards and research and experimentation tax credit carryforwards and other deferred income tax assets which relate primarily to ViewStar are subject to Internal Revenue Code Section 382 limitations due to a change of ownership. Due to uncertainty regarding their recoverability, the Company has established valuation allowances for the related deferred income tax assets. With regard to the remaining deferred income tax assets, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred income tax assets.

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