Form 10-Q
period 1998-03-31
MOSAIX INC
filed 1998-05-12
CIK 853266

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Common stock, par value $0.01 per share: 12,093,726 shares outstanding as of March 31, 1998.

                    Page 1 of 13 sequentially numbered pages.

================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                               PAGE NO.
                                                                            --------
Item 1.        Financial Statements                                            3

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition                8

Item 3.        Quantitative and Qualitative Disclosure about Market Risk      10


PART II: OTHER INFORMATION

Item 1.        Legal Proceedings                                              11

Item 4.        Submission of Matters to a Vote of Security Holders            11

Item 6.        Exhibits and Reports on Form 8-K                               12

               Signature                                                      13

PART I: FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
 CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                            MARCH 31, 1998     DEC. 31, 1997
------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash, cash equivalents and short-term investments        $37,370        $36,080
     Trade accounts receivable, net                            34,705         30,325
     Inventories                                                2,305          2,532
     Contracts receivable, net                                  1,176          1,555
     Other current assets                                       3,662          4,219
                                                              -------        -------
         Total current assets                                  79,218         74,711
Furniture, equipment and leasehold improvements, net            8,030          7,449
Capitalized software costs, net                                   624            930
Other assets                                                    1,108          1,288
                                                              -------        -------

     Total assets                                             $88,980        $84,378
                                                              =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $ 5,951        $ 5,455
     Accrued compensation                                       7,694          8,762
     Other accrued expenses                                     7,350          6,413
     Current portion of long-term obligations                     295            381
     Customer deposits and unearned revenue                    11,542          7,443
                                                              -------        -------
         Total current liabilities                             32,832         28,454


Long-term liabilities                                              --            119
                                                              -------        -------
     Total liabilities                                         32,832         28,573
                                                              -------        -------

Shareholders' equity                                           56,148         55,805
                                                              -------        -------

     Total liabilities and shareholders' equity               $88,980        $84,378
                                                              =======        =======

       See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)            THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
                                                     1998             1997
                                                          (UNAUDITED)
Revenue:
    Systems sales                                  $ 11,658        $ 13,164
    Software licenses                                 7,375           5,520
    Services and other                               11,321          11,930
                                                   --------        --------
       Total revenue                                 30,354          30,614
                                                   --------        --------
Cost of Revenue:
     Systems sales                                    4,645           4,694
     Software licenses                                  548             601
     Services and other                               6,777           6,076
                                                   --------        --------
             Total cost of revenue                   11,970          11,371
                                                   --------        --------

Gross profit                                         18,384          19,243
                                                   --------        --------

Operating expenses:
    Selling, general and administrative              12,197          11,987
    Research and development                          3,779           3,656
                                                   --------        --------
       Total operating expenses                      15,976          15,643
                                                   --------        --------

Operating income                                      2,408           3,600

Interest and other income, net                          586             442
                                                   --------        --------

Income before income taxes                            2,994           4,042

Income tax expense                                      898           1,124
                                                   --------        --------

       Net income                                  $  2,096        $  2,918
                                                   ========        ========

Net income per share:
    Basic                                          $   0.17        $   0.22
    Diluted                                        $   0.17        $   0.21

Weighted average common shares outstanding:
    Basic                                            12,200          13,256
    Diluted                                          12,482          13,847

Comprehensive Income:
    Net income                                     $  2,096        $  2,918
    Foreign currency translation                         45            (140)
                                                   --------        --------
Comprehensive income                               $  2,141        $  2,778
                                                   ========        ========



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN THOUSANDS)                                                        THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------
                                                                          1998              1997
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $  2,096         $  2,918
    Depreciation and amortization                                          1,469            1,563
    Trade and other receivables                                           (4,001)             486
    Other assets                                                             948            2,068
    Accounts payable and accrued liabilities                                 365           (2,844)
    Customer deposits and unearned revenue                                 4,099             (805)
                                                                        --------         --------
       Net cash provided by operating activities                           4,976            3,386
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                    (8,010)          (6,897)
    Proceeds from maturities of short-term investments                     7,400            7,292
    Purchases of furniture, equipment and leasehold improvements          (1,778)          (1,133)
    Increase in Capitalized software costs                                    --             (242)
    Other                                                                    216              (28)
                                                                        --------         --------
       Net cash used in investing activities                              (2,172)          (1,008)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term obligations                                      (205)            (299)
    Common stock repurchased                                              (2,407)              (5)
    Proceeds from issuance of common stock                                   442               60
                                                                        --------         --------
       Net cash used in financing activities                              (2,170)            (244)
                                                                        --------         --------

Effect of exchange rate changes on cash                                       45             (149)
                                                                        --------         --------

Increase in cash and cash equivalents                                        679            1,985
Cash and cash equivalents, beginning of period                             5,532           10,984
                                                                        --------         --------

Cash and cash equivalents, end of period                                   6,211           12,969
Short-term investments                                                    31,159           31,430
                                                                        --------         --------
Cash, cash equivalents and short-term investments                       $ 37,370         $ 44,399
                                                                        ========         ========



   See accompanying notes to the condensed consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Mosaix, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.      NET INCOME PER SHARE

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options. The March 31, 1997 amounts have been restated to conform with SFAS No. 128.

        The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income per share:

                                                                  Weighted
                                                 Net Income    Average Shares   Net Income
         (In thousands, except per share data)  (Numerator)    (Denominator)     Per Share
         ------------------------------------  --------------  ---------------  -----------
         Three months ended March 31, 1998:
            Basic earnings per share                $ 2,096         12,200        $  0.17
            Effect of dilutive stock options             --            282
                                                    -------        -------
            Diluted earnings per share                2,096        $12,482        $  0.17
                                                    =======        =======

         Three months ended March 31, 1997:
            Basic earnings per share                $ 2,918         13,256        $  0.22
            Effect of dilutive stock options             --            591
                                                    -------        -------
            Diluted earnings per share              $ 2,918         13,847        $  0.21
                                                    =======        =======

        Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations for 1998 and 1997 because they would be anti-dilutive. Anti-dilutive stock options excluded from the computations are as follows:

                                                 Anti-Dilutive             Exercise
         (In thousands)                             Options                 Price
         ------------------------------------   ---------------    ------------------------
         Three months ended March 31, 1998            652              $10.25 - $19.75

         Three months ended March 31, 1997          1,194              $12.13 - $19.75


3.      NEW ACCOUNTING STANDARDS

        As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were only reported separately in shareholders' equity, to be included in the determination of comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,141 and $2,778, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company will make any required additional disclosures in its December 31, 1998 annual financial statements.

4.      RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


        RESULTS OF OPERATIONS

        Overview

        For the first quarter of 1998, revenue decreased to $30.4 million compared with $30.6 million reported in the first quarter of 1997. The Company had first quarter 1998 net income of $2.1 million, or $.17 diluted earnings per share, compared with $2.9 million, or $.21 diluted earnings per share in the first quarter of 1997.

        Revenue

        Revenue of $30.4 million for the first quarter of 1998 represents a 1% decrease over revenue of $30.6 million reported in the comparable quarter of the prior year. Systems sales decreased $1.5 million, or 11%, to $11.7 million in 1998 from $13.2 million in 1997. The decrease in systems sales was due to lower sales of domestic call center systems as compared to the same period in the prior year.

        Software licenses revenue increased $1.9 million, or 34%, to $7.4 million in 1998 compared to $5.5 million in 1997, due to increased sales of the Company's Customer Relationship Management ("CRM") software solution. Software licenses revenue accounted for 24% of total revenue up from 18% in the first quarter of 1997. The Company anticipates that software licenses revenue will continue to grow at a faster rate than overall revenue.

        Services and other revenue decreased by $.6 million, or 5%, to $11.3 million in 1998 from $11.9 million in 1997. The decrease was primarily due to the winding down of the Company's sales and business tax collection services during the second half of 1997, partially offset by increased customer service and maintenance fees.

        International revenue increased to $9.4 million in the first quarter of 1998 from $7.1 million in the comparable quarter for 1997 primarily due to increased Canadian software license revenues and increased product sales in Asia.

        As discussed in the Company's 1997 Annual Report on Form 10-K, the Company may from time to time experience quarterly fluctuations in revenue due to a small number of contracts in any one quarter, no material backlog, changes in customer budgets and general economic conditions.

        Gross Margin

        Total gross margin declined to approximately 61% of revenue in the first quarter of 1998 as compared to 63% for the same period in the prior year. Systems gross margin decreased to 60% in the first quarter of 1998 compared to 64% in the comparable period of the prior year. The decrease was primarily the result of fewer domestic large system sales, which historically have the highest gross margin. In addition, a greater proportion of lower margin international system sales contributed to the decline in first quarter system gross margins. Software licenses gross margins, however, increased to 93% from 89% a year ago, due to the increased

        CRM sales discussed above. Services and other gross margin declined to 40% from 49% in the comparable period of the prior year, due to performing non-billable consulting services for a certain customer, and the discontinuing of the business tax collection services discussed above. Margins from the business tax collection services typically had higher gross margins during the first quarter of 1998.

        Selling, General and Administrative

        Selling, general and administrative expenses were $12.2 million or 40% of revenue in the first quarter of 1998, compared to $12.0 million or 39% of revenue in the comparable period of the prior year.

        Research and Development

        Research and development expense was $3.8 million or 12% of revenue in the first quarter of 1998, compared to $3.7 million or 12% of revenue in the comparable quarter of the prior year. These spending levels are consistent with the Company's targeted range. Net capitalized software costs remaining on the balance sheet continue to decrease, and as of March 31, 1998, were $.6 million compared to $.9 million at December 31, 1997.

        The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

        Interest and Other Income, Net

        Interest and other income, net was $0.6 million in the first quarter of 1998 compared with $0.4 million for the same period of 1997. The increase is primarily due to a shift in the Company's investment portfolio holdings to taxable securities during the first quarter of 1998 from tax-free securities. Taxable securities typically earn a higher rate of return than tax-free securities.

        Income Taxes

        The effective tax rate for the first quarter of 1998 was 30% compared to the statutory rate of 34%. The lower rate is due mainly to the Company's use of net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and excess credit carryforwards are restricted by the Internal Revenue Code. The Company therefore, is limited each quarter in the amount of net operating loss carryforwards that may be utilized.

        FINANCIAL CONDITION

        Liquidity and Capital Resources

        The Company's combined cash and cash equivalents and short-term investments were $37.4 million at March 31, 1998 versus $36.1 million at December 31, 1997. The short-term investment portfolio is invested in commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At March 31, 1998, the Company's working capital was $46.4 million compared to $46.3 million at December 31, 1997.

        During the first quarter of 1998, the Company generated $5.0 million in cash from operations compared to $3.4 million in the comparable quarter of 1997. Customer deposits and unearned revenue were $11.6 million at March 31, 1998 versus $7.4 million at December 31, 1997. The increase is primarily due to annual customer service and maintenance fees being renewed during the first quarter of 1998. These fees will be amortized to service and other revenue over the remainder of the year.

        In addition to its cash and short-term investment balances, the Company has available a $10.0 million domestic line of credit to meet cash flow needs. The line of credit expires on May 31, 1998, and the Company intends to renew the line of credit for another year. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as the Company's planned future investments in capital additions and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

        In July 1997, the Company's Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of the Company's common stock. In February 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. During the first quarter of 1998, the Company repurchased 242,500 shares for approximately $2.4 million. As of March 31, 1998, the Company had repurchased 1,680,000 shares at a total cost of $16.4 million.

        The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiaries' sales are generally denominated in British Pounds, which is the functional currency of the UK subsidiary. As of March 31, 1998 outstanding receivables at the UK subsidiaries totaled $7.6 million dollars or 22% of total accounts receivable. Because the Company invoices certain of its foreign sales in local currency and does not hedge these transactions, fluctuations in exchange rates could adversely affect the Company's revenues and costs and could create significant foreign currency losses.

        FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry results to be significantly different from any future results, performance or achievement expressed or implied by such forward-looking information. Such risks and uncertainties include among other things: uncertainties relating to integration of operations, uncertainty of future operating results, fluctuations in operating results, seasonality, lengthy sales and implementation cycle, complex service requirements, competition, technological change and new products, limited source of supply, dependence on Windows NT and other core Microsoft technologies, lack of product revenue diversification, international sales, dependence on proprietary rights, infringement claims, uncertainty of obtaining licenses, risk of product defects, and governmental regulation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC on March 13, 1998 for a more detailed description of such risks and uncertainties.

PART II:       OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following five items were submitted to the shareholders during the annual meeting of shareholders held April 28, 1998:

               The following nominees for election as Directors were elected:

               NOMINEE                      FOR                     WITHHELD
               -------                      ---                     --------
               Tom A. Alberg                8,954,254               1,279,978
               Nicholas A. Tiliacos         8,951,232               1,283,000

               The proposal to approve the amendment to the 1991 Employee Stock Purchase Plan to increase the number of shares authorized for issuance from 200,000 to 400,000 shares:

               For                            9,972,106
               Against                          191,476
               Abstain                           70,650

               The proposal to approve the amendment to the 1996 Stock Incentive Compensation Plan to increase the number of shares authorized for issuance from 1,500,000 to 1,800,000 shares:

               For                            7,300,167
               Against                        2,853,565
               Abstain                           80,500

               The proposal to approve the amendment to the Restated 1992 Stock Option Plan for Non-Employee Directors to increase the number of shares authorized for issuance from 125,000 to 225,000 shares:

               For                            8,042,209
               Against                        2,115,995
               Abstain                           76,028

               The proposal to ratify KPMG Peat Marwick LLP as independent auditors for the Company received the following votes:

               For                            9,609,503
               Against                          597,665
               Abstain                           27,064

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a)    Exhibits

               Exhibit 27.  Financial Data Schedule


                (b)   Reports on Form 8-K

               None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOSAIX, INC.
                                        (Registrant)


        DATE:  May 11, 1998             BY:    /s/ John J Flavio
                                           -------------------------------------
                                                   John J. Flavio
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                        Exhibit Index


Exhibit 27     Financial Data Schedule