Form 10-Q
period 1998-06-30
MOSAIX INC
filed 1998-08-14
CIK 853266

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

                  For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


           Common stock, par value $0.01 per share: 11,933,147 shares outstanding as of June 30, 1998.



                    Page 1 of 15 sequentially numbered pages.

================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1998

                                TABLE OF CONTENTS
                              ---------------------

                                                                                                   PAGE NO.
                                                                                                   --------
PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                        3

Item 2.    Management's Discussion and Analysis
           of Results of Operations and Financial Condition                                            9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                  13

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          15

Item 6.    Exhibits and Reports on Form 8-K                                                           15

           Signature                                                                                  16

PART I

ITEM 1.    FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                                 JUNE 30, 1998    DEC. 31, 1997
---------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
       Cash, cash equivalents and short-term investments          $34,119          $36,080
       Trade accounts receivable, net                              29,474           30,325
       Inventories                                                  1,655            2,532
       Contracts receivable, net                                      512            1,555
       Other current assets                                         5,570            4,219
                                                                  -------          -------
             Total current assets                                  71,330           74,711

Furniture, equipment and leasehold improvements, net                7,591            7,449
Capitalized software costs, net                                       425              930
Other assets                                                        1,033            1,288
                                                                  -------          -------

       Total assets                                               $80,379          $84,378
                                                                  =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                           $ 3,367          $ 5,455
       Accrued compensation                                         7,728            8,762
       Other accrued expenses                                       7,171            6,413
       Current portion of long-term obligations                       294              381
       Customer deposits and unearned revenue                      10,431            7,443
                                                                  -------          -------
             Total current liabilities                             28,991           28,454

Long-term liabilities                                                  --              119
                                                                  -------          -------
       Total liabilities                                           28,991           28,573

Shareholders' equity                                               51,388           55,805
                                                                  -------          -------

       Total liabilities and shareholders' equity                 $80,379          $84,378
                                                                  =======          =======



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
     COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------
                                                          1998              1997              1998                1997
                                                                                (UNAUDITED)
Revenue:
  System sales                                       $       9,262      $      11,815     $      20,920      $      24,979
  Software licenses                                          3,493              8,075            10,868             13,595
  Services and other                                        11,365             11,784            22,686             23,714
                                                     -------------      -------------     -------------      -------------
    Total revenue                                           24,120             31,674            54,474             62,288
                                                     -------------      -------------     -------------      -------------

Cost of revenue:
  System sales                                               3,836              4,635             8,481              9,329
  Software licenses                                            460                657             1,008              1,258
  Services and other                                         7,446              5,995            14,223             12,071
                                                     -------------      -------------     -------------      -------------
    Total cost of revenues                                  11,742             11,287            23,712             22,658
                                                     -------------      -------------     -------------      -------------

    Gross profit                                            12,378             20,387            30,762             39,630
                                                     -------------      -------------     -------------      -------------

Operating expenses:
  Selling, general and administrative                       11,713             12,062            23,910             24,049
  Research and development                                   3,673              3,913             7,452              7,569
                                                     -------------      -------------     -------------      -------------
    Total operating expenses                                15,386             15,975            31,362             31,618
                                                     -------------      -------------     -------------      -------------

Operating income (loss)                                     (3,008)             4,412              (600)             8,012

Interest and other income, net                                 370                515               956                957
                                                     -------------      -------------     -------------      -------------

Income (loss) before income taxes                           (2,638)             4,927               356              8,969

Income tax expense (benefit)                                  (791)             1,591               107              2,715
                                                     -------------      -------------     -------------      -------------

    Net income (loss)                                $      (1,847)     $       3,336     $         249      $       6,254
                                                     =============      =============     =============      =============

Net income (loss) per share:
  Basic                                              $       (0.15)     $        0.25     $        0.02      $        0.47
  Diluted                                            $       (0.15)     $        0.24     $        0.02      $        0.45

Weighted average common shares outstanding:
  Basic                                                     12,100             13,349            12,150             13,302
  Diluted                                                   12,100             13,936            12,442             13,889

Comprehensive income:
  Net income (loss)                                  $      (1,847)     $       3,336     $         249      $       6,254
  Foreign currency translation                                (221)                95              (176)               (54)
                                                     -------------      -------------     -------------      -------------
Comprehensive income (loss)                          $      (2,068)     $       3,431     $          73      $       6,200
                                                     =============      =============     =============      =============



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                                 SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                                               1998              1997
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $         249      $       6,254
     Depreciation and amortization                                                 2,875              3,192
     Trade and other receivables                                                   1,894              1,226
     Other assets                                                                    894              2,382
     Accounts payable and accrued liabilities                                     (2,355)            (1,337)
     Customer deposits and unearned revenue                                        2,988             (4,269)
                                                                           -------------      -------------
          Net cash provided by operating activities                                6,545              7,448
                                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                          (21,572)           (19,958)
     Proceeds from maturities of short-term investments                           26,952             19,409
     Purchases of furniture, equipment and leasehold improvements                 (2,546)            (2,228)
     Increase in capitalized software costs                                           --               (255)
    Other                                                                           (545)              (272)

                                                                           -------------      -------------
          Net cash provided by (used in) investing activities                      2,289             (3,304)
                                                                           -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        1,322                679
     Collection of shareholder notes receivable                                      243                248
     Repayment of long-term obligations                                             (206)              (518)
     Common stock repurchased                                                     (6,598)                (5)
                                                                           -------------      -------------
          Net cash provided by (used in) financing activities                     (5,239)               404
                                                                           -------------      -------------

Effect of exchange rate changes on cash
                                                                                    (176)               (54)
                                                                           -------------      -------------

Increase in cash and cash equivalents                                              3,419              4,494
Cash and cash equivalents, beginning of period                                     5,532             10,984
                                                                           -------------      -------------

Cash and cash equivalents, end of period                                           8,951             15,478

Short-term investments                                                            25,168             32,373
                                                                           -------------      -------------
Cash, cash equivalents and short-term investments                          $      34,119      $      47,851
                                                                           =============      =============



   See accompanying notes to the condensed consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Mosaix, Inc. and its wholly owned subsidiaries, collectively referred to as the ("Company"). The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options. The June 30, 1997 amounts have been restated to conform with SFAS No. 128.

     The following tables reconcile the numerator and the denominator of the basic and diluted per share computations for net income (loss) per share:

                                                 Net Income       Weighted         Net Income
                                                   (Loss)       Average Shares       (Loss)
     (In thousands, except per share data)       (Numerator)     (Denominator)      Per Share
     ---------------------------------------------------------------------------------------
     Three  months ended June 30, 1998:
        Basic loss per share                      $(1,847)           12,100          $(0.15)
        Effect of dilutive stock options               --                --
                                                  -------            ------
        Diluted loss per share                    $(1,847)           12,100          $(0.15)
                                                  =======            ======

     Three  months ended June 30, 1997:
        Basic income per share                    $ 3,336            13,349          $0.25
        Effect of dilutive stock options               --               587
                                                  -------            ------
        Diluted income per share                  $ 3,336            13,936          $0.24
                                                  =======            ======

                                                 Net Income      Weighted     Net Income
                                                  (Loss)      Average Shares    (Loss)
      (In thousands, except per share data)     (Numerator)    (Denominator)   Per Share
     -----------------------------------------------------------------------------------

     Six  months ended June 30, 1998:
        Basic income per share                    $  249          12,150          $0.02
        Effect of dilutive stock options              --             292
                                                  ------          ------
        Diluted income per share                  $  249          12,442          $0.02
                                                  ======          ======

     Six  months ended June 30, 1997:
        Basic income per share                    $6,254          13,302          $0.47
        Effect of dilutive stock options              --             587
                                                  ------          ------
        Diluted income per share                  $6,254          13,889          $0.45
                                                  ======          ======

     Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations for 1998 and 1997 because they would be anti-dilutive. Anti-dilutive stock options excluded from the computations are as follows:

                                                                  Anti-Dilutive                      Exercise
     (In thousands)                                                 Options                           Price
     --------------                                                 -------                           -----
     Three months ended June 30, 1998                               2,143                        $11.38 - $19.75

     Three months ended June 30, 1997                                 393                        $13.50 - $19.75

     Six months ended June 30, 1998                                   785                        $10.88 - $19.75

     Six months ended June 30, 1997                                   410                        $12.88 - $19.75



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

     During the second quarter of 1998 and 1997 comprehensive income (loss) amounted to a loss of $2.1 million and income of $3.4 million, respectively. Comprehensive income for the six months ended June 30, 1997 and 1998 was $73,000 and $6.2 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Overview

     For the second quarter of 1998, revenue decreased 24% to $24.1 million from $31.7 million reported in the second quarter of 1997. The Company had a second quarter 1998 net loss of $1.8 million, or $0.15 diluted loss per share, compared with net income of $3.3 million, or $0.24 diluted earnings per share in the second quarter of 1997.

     Revenue

     Systems sales decreased 22% to $9.3 million in the second quarter of 1998 from $11.8 million in the same period of the prior year. The decrease in systems sales was primarily due to lower sales of domestic and European call center systems. The decrease was partially offset by increased call center system sales in the Asian and Latin America markets.

     Software licenses revenue decreased 57% to $3.5 million in the second quarter of 1998 compared to $8.1 million in the second quarter of 1997. The decrease in software revenues was primarily due to lower Customer Relationship Management ("CRM") software license sales and the absence of significant add-on software license revenues from a single customer as experienced in the second quarter of 1997. Software licenses revenue accounted for 14% of total revenue down from 25% in the second quarter of 1997.

     Services and other revenue decreased 4% to $11.4 million in the second quarter of 1998 from $11.8 million in the comparable quarter of 1997. The decrease was primarily due to the performance of non-billable professional service work for two early adopters of the Company's CRM solution and the discontinuance of the Company's sales and business tax collection services in the second half of 1997. These decreases were partially offset by increased customer service and maintenance fees.

     International revenue decreased to $7.8 million in the second quarter of 1998 from $9.0 million in the same quarter for 1997. The decrease is primarily the result of weaker European revenues and the absence of significant add-on software license revenues from a single customer as compared to the second quarter of 1997. These decreased were offset by increased call center system sales in Asia and Latin America.

     As discussed in the Company's 1997 Annual Report on Form 10-K, the Company may from time to time experience quarterly fluctuations in revenue due to a small number of contracts in any one quarter, no material backlog, changes in customer budgets and general economic conditions.

     Gross Margin

     Total gross margin declined to approximately 51% of revenue in the second quarter of 1998 as compared to 64% for the same period in the prior year. Systems gross margin decreased to 59% in the second quarter of 1998 compared to 61% in the comparable period of the prior year. The decrease was primarily the result of fewer domestic and European large system sales as well as fewer system upgrades, which historically result in higher gross margins. Software licenses gross margins decreased to 87% from 92% a year ago. The decrease was primarily a result of fixed costs being allocated over lower software revenues. Services and other gross margin declined to 34% from 49% in the comparable period of 1997. As previously discussed, the decrease is primarily the result of performing non-billable consulting services for certain customers, and the discontinuance of business tax collection services.

     Selling, General and Administrative

     Selling, general and administrative expenses were $11.7 million or 49% of revenue in the second quarter of 1998, compared to $12.0 million or 38% of revenue in the comparable period of the prior year. The decrease, in absolute dollars, of selling, general and administrative expenses was a result of decreased compensation expenses based on the Company's reduced revenues and profitability.

     Research and Development

     Research and development expense was $3.6 million or 15% of revenue in the second quarter of 1998, compared to $3.9 million or 12% of revenue in the second quarter of 1997. These spending levels are consistent with the Company's historic norms. Net capitalized software costs remaining on the balance sheet continue to decrease, and as of June 30, 1998, were $0.4 million compared to $0.9 million at December 31, 1997. The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

     Interest and Other Income, Net

     Interest and other income, net decreased to $0.4 million in the second quarter of 1998 from $0.5 million for the same period of 1997. The decrease is directly attributable to reduced interest earnings due to lower cash, cash equivalents and short-term investment balances during 1998. The Company's investment portfolio decreased during the second quarter of 1998 due to the repurchase of 368,000 shares of the Company's common stock for approximately $4.2 million.

     Income Taxes

     Consistent with the first quarter income tax expense, the income tax benefit was recorded at an estimated effective tax rate of 30%. The estimated effective tax rate for 1998 of 30% as compared to the statutory rate of 34% is due mainly to the Company's use of net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and excess credit carryforwards are restricted by
     Section 382 of the Internal Revenue Code.

     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Overview

     For the first six months of 1998, revenue decreased 13% to $54.5 million from $62.3 million reported in the comparable period of 1997. The Company had net income of $249,000 for the first six months of 1998, or $0.02 diluted earnings per share, compared with net income of $6.3 million, or $0.45 diluted earnings per share in the same period of the prior year.

     Revenue

     Systems sales decreased 16% to $20.9 million in the first six months of 1998 from $25.0 million in the same period of the prior year. The decrease in systems sales was due to lower sales of domestic and European call center systems partially offset by increased call center system sales in the Asian and Latin America markets.

     Software licenses revenue decreased 20% to $10.9 million in the first half of 1998 compared to $13.6 million in the first half of 1997. The decrease in software revenues was primarily due to lower CRM software license sales and the absence of significant add-on license revenues as experienced in 1997. Software licenses revenue accounted for 20% of total revenue down from 22% in the same period of 1997.

     Services and other revenue decreased slightly to $22.7 million in the first six months of 1998 from $23.7 million in the first six months of 1997. The decrease was primarily due to the performance of non-billable professional services and the discontinuance of the Company's sales and business tax collection services in the second half of 1997, which were partially offset by increased customer service and maintenance fees.

     International revenue increased to $17.2 million in the first half of 1998 from $16.1 million in the same period for 1997. The increase is primarily the result of increased Canadian software license revenues and increased Asian and Latin American call center system sales. These increases were partially offset by reduced European software license revenues.

     Gross Margin

     Total gross margin declined to approximately 56% of revenue in the first six months of 1998 as compared to 64% for the first six months of 1997. Systems gross margin decreased to 59% in the first half of 1998 compared to 63% in the comparable period of the prior year. The decrease was primarily the result of fewer large domestic and European system sales, which tend to have higher margins, as well as fewer higher margin system upgrades. Software licenses gross margins of 91% were consistent with the same period in the prior year. Services and other gross margin declined to 37% from 49% in the comparable period of the prior year. The decrease is primarily a result of performing non-billable consulting services for certain customers and the discontinuance of the Company's business tax collection services.

     Selling, General and Administrative

     Selling, general and administrative expenses were $23.9 million or 44% of revenue in the first six months of 1998, compared to $24.0 million or 39% of revenue in 1997. The decrease in selling, general and administrative expenses was a result of reduced revenue and profitability-based compensation expenses.

     Research and Development

     Research and development expense was $7.5 million or 14% of revenue in the first half of 1998, compared to $7.6 million or 12% of revenue in the same period of 1997. The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

     Interest and Other Income, Net

     Interest and other income was $1.0 million in the first six months of 1998 which is comparable with the same period for 1997. The Company shifted its investment portfolio holdings to higher yielding taxable securities in 1998, which increased interest income levels over the prior year. During 1998 the Company has repurchased 610,500 shares of the Company's common stock for approximately $6.6 million, which has reduced the Company's funds available for investment.

     Income Taxes

     The effective tax rate for the first six months of 1998 was 30% compared to the statutory rate of 34%. The lower rate is due mainly to the Company's anticipated use of net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and excess credit carryforwards are restricted by Section 382 of the Internal Revenue Code.

     FINANCIAL CONDITION

     Liquidity and Capital Resources

     The Company's combined cash and cash equivalents and short-term investments were $34.1 million at June 30, 1998 versus $36.1 million at December 31, 1997. The short-term investment portfolio is primarily invested in corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At June 30, 1998, the Company's working capital was $41.3 million compared to $46.3 million at December 31, 1997.

     During the first six months of 1998, the Company generated $6.5 million in cash from operations compared to $7.4 million in the comparable period of 1997. Customer deposits and unearned revenue were $10.8 million at June 30, 1998 versus $7.4 million at December 31, 1997. The increase is primarily due to annual customer service and maintenance fees being renewed during the first quarter of 1998. These fees will be amortized to service and other revenue over the remainder of the year.

     In addition to its cash and short-term investment balances, the Company has available a $10.0 million domestic line of credit to meet cash flow needs. The line of credit expires on May 31, 1999. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet the Company's commitment to the development of new products and the improvement of existing products as well as ongoing operating requirements.

     In July 1997, the Company's Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of the Company's common stock. In February 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. During the fist six months of 1998, the Company repurchased 610,500 shares for approximately $6.6 million. As of June 30, 1998, the Company had repurchased 2,048,000 shares at a total cost of $20.6 million. The Company is authorized to repurchase an additional 650,060 shares under existing authorizations.

     The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiary's sales are generally denominated in British Pounds, which is the functional currency of the UK subsidiary. As of June 30, 1998 outstanding receivables at the UK subsidiary totaled $6.0 million dollars or 20% of total accounts receivable. Because the Company invoices certain of its foreign sales in local currency and does not hedge these transactions, fluctuations in exchange rates could adversely affect the Company's revenues and costs and could create significant foreign currency gains and losses.

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

     All of the Company's currently shipping products are year 2000 compliant. In addition, wherever possible, the Company has made software and hardware upgrades available to existing customers that will enable such customers to be year 2000 compliant. The Company does have some customers who have purchased systems in the past, where a hardware or software upgrade is not available to allow the customer to become year 2000 compliant. The Company has, and will continue to offer such customers an opportunity to migrate to current product versions. It is possible that the Company may incur additional expense in addressing these migration issues. The Company may further be made party to litigation seeking damages relating to non-year 2000 compliant products sold in the past. Additionally, there can be no assurances that the Company's current products do not contain undetected errors related to year 2000 that may result in material additional cost or liabilities, the magnitude of which cannot be predicted, which could have a material adverse effect on the Company.

     With regard to the Company's internal processing and operational system, the Company is substantially complete in installing an enterprise-wide financial and operational system from a major vendor that is year 2000 compliant. Significant portions of the system are currently operational and the Company anticipates all critical components of the system will be operational by December 1998. The Company has capitalized the acquisition cost of the system and third party implementation costs incurred to date and will continue to do so as the systems is completed. With regard to other systems, the Company is identifying, reprogramming and testing all systems for year 2000 compliance. The Company is also endeavoring to seek assurance from its key vendors that the operations of such vendors will not be adversely affected by year 2000 problems. While the Company is not aware of any additional material operational issues or costs associated with preparing such internal systems for the year 2000, there can be no assurances that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be year 2000 compliant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable

PART II


ITEM 1.    LEGAL PROCEEDINGS

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

                                            MOSAIX, INC.
                                            (Registrant)


DATE:  August 11, 1998                      BY: /s/ John J. Flavio
                                               ---------------------------------
                                                John J. Flavio
                                                Chief Financial Officer
                                                (Principal Financial Officer)