Form 10-Q
period 1998-09-30
MOSAIX INC
filed 1998-11-12
CIK 853266

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

                      For the Quarterly Period Ended September 30, 1998
                                              or
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  Common stock, par value $0.01 per share: 11,444,968 shares outstanding as of
                               October 31, 1998.


                    Page 1 of 16 sequentially numbered pages.


================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS
                              ---------------------

PART I: FINANCIAL INFORMATION                                               PAGE NO.
                                                                            --------
Item 1.        Financial Statements                                            3

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition                9

Item 3.        Quantitative and Qualitative Disclosure about Market Risk      15

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings                                              15

Item 6.        Exhibits and Reports on Form 8-K                               15

               Signature                                                      16

PART I

ITEM 1.       FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPT. 30,       DEC. 31,
(IN THOUSANDS)                                                  1998            1997
-------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
      Cash, cash equivalents and short-term investments        $33,513        $36,080
      Trade accounts receivable, net                            28,016         30,325
      Inventories                                                1,164          2,532
      Contracts receivable, net                                    173          1,555
      Other current assets                                       5,377          4,219
                                                               -------        -------
          Total current assets                                  68,243         74,711

Furniture, equipment and leasehold improvements, net             7,947          7,449
Capitalized software costs, net                                    227            930
Other assets                                                       934          1,288
                                                               -------        -------
      Total assets                                             $77,351        $84,378
                                                               =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                         $ 5,081        $ 5,455
      Accrued compensation                                       7,854          8,762
      Other accrued expenses                                     5,090          6,413
      Current portion of long-term obligations                      45            381
      Customer deposits and unearned revenue                     9,028          7,443
                                                               -------        -------
          Total current liabilities                             27,098         28,454
Long-term liabilities                                               --            119
                                                               -------        -------
      Total liabilities                                         27,098         28,573
Shareholders' equity                                            50,253         55,805
                                                               -------        -------
      Total liabilities and shareholders' equity               $77,351        $84,378
                                                               =======        =======

   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                      SEPT. 30,                        SEPT. 30,
-------------------------------------------------------------------------------------------------------------
                                                       1998            1997            1998            1997
                                                                            (UNAUDITED)
Revenue:
     System sales                                    $ 12,009        $ 10,792        $ 32,930        $ 35,771
     Software licenses                                  4,613           4,753          15,481          18,348
     Services and other                                10,477          12,498          33,162          36,212
                                                     --------        --------        --------        --------
        Total revenue                                  27,099          28,043          81,573          90,331
                                                     --------        --------        --------        --------

Cost of revenue:
     System sales                                       4,677           4,602          13,281          13,931
     Software licenses                                    681             502           1,689           1,760
     Services and other                                 5,800           5,967          19,901          18,038
                                                     --------        --------        --------        --------
        Total cost of revenues                         11,158          11,071          34,871          33,729
                                                     --------        --------        --------        --------

        Gross profit                                   15,941          16,972          46,702          56,602
                                                     --------        --------        --------        --------

Operating expenses:
     Selling, general and administrative               10,783          11,218          34,694          35,267
     Research and development                           3,672           3,815          11,123          11,384
     Restructuring charge                                  --             948              --             948
                                                     --------        --------        --------        --------
        Total operating expenses                       14,455          15,981          45,817          47,599
                                                     --------        --------        --------        --------

Operating income                                        1,486             991             885           9,003
Interest and other income, net                            448             651           1,404           1,608
                                                     --------        --------        --------        --------
Income before income taxes                              1,934           1,642           2,289          10,611
Income tax expense                                        329             493             435           3,208
                                                     --------        --------        --------        --------
        Net income                                   $  1,605        $  1,149        $  1,854        $  7,403
                                                     ========        ========        ========        ========

Net income per share:
     Basic                                           $   0.14        $   0.09        $   0.15        $   0.55
     Diluted                                         $   0.14        $   0.08        $   0.15        $   0.53

Weighted average common shares outstanding:
     Basic                                             11,700          13,418          11,998          13,341
     Diluted                                           11,784          13,901          12,223          13,893

Comprehensive income:
     Net income                                      $  1,605        $  1,149        $  1,854        $  7,403
     Foreign currency translation gain (loss)             387              12             211             (33)
                                                     --------        --------        --------        --------
Comprehensive income                                 $  1,992        $  1,161        $  2,065        $  7,370
                                                     ========        ========        ========        ========


   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
 (IN THOUSANDS)                                                                   SEPT. 30,
---------------------------------------------------------------------------------------------------
                                                                            1998             1997
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $  1,854         $  7,403
      Depreciation and amortization                                          4,109            4,645
      Trade and other receivables                                            3,691            3,214
      Other assets                                                           1,560              579
      Accounts payable and accrued liabilities                              (2,605)            (933)
      Customer deposits and unearned revenue                                 1,585           (6,635)
                                                                          --------         --------
         Net cash provided by operating activities                          10,194            8,273
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term investments                                   (31,101)         (35,978)
      Proceeds from maturities of short-term investments                    37,481           29,482
      Purchases of furniture, equipment and leasehold improvements          (3,955)          (3,719)
      Increase in capitalized software costs                                    --             (256)
      Other                                                                   (447)              21
                                                                          --------         --------
         Net cash provided by (used in) investing activities                 1,978          (10,450)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                 1,340            1,142
      Collection of shareholder notes receivable                               243              311
      Repayment of long-term obligations                                      (455)            (705)
      Common stock repurchased                                              (9,715)          (3,712)
                                                                          --------         --------
         Net cash used in financing activities                              (8,587)          (2,964)
                                                                          --------         --------

Effect of exchange rate changes on cash                                        211              (33)
                                                                          --------         --------

Increase (decrease) in cash and cash equivalents                             3,796           (5,174)
Cash and cash equivalents, beginning of period                               5,532           10,984
                                                                          --------         --------

Cash and cash equivalents, end of period                                     9,328            5,810

Short-term investments                                                      24,185           38,320
                                                                          --------         --------
Cash, cash equivalents and short-term investments                         $ 33,513         $ 44,130
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

2.      NET INCOME PER SHARE

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options. The September 30, 1997 amounts have been restated to conform with SFAS No. 128.

        The following tables reconcile the numerator and the denominator of the basic and diluted per share computations for net income per share:

                                                                   Weighted
                                                    Net Income   Average Shares  Net Income
        (In thousands, except per share data)       (Numerator)  (Denominator)   Per Share
        -----------------------------------------------------------------------------------
        Three months ended September 30, 1998:
           Basic income per share                      $1,605        11,700        $ 0.14
           Effect of dilutive stock options                --            84
                                                       ------        ------
           Diluted income per share                    $1,605        11,784        $ 0.14
                                                       ======        ======

        Three months ended September 30, 1997:
           Basic income per share                      $1,149        13,418        $ 0.09
           Effect of dilutive stock options                --           483
                                                       ------        ------
           Diluted income per share                    $1,149        13,901        $ 0.08
                                                       ======        ======

                                                                  Weighted
                                                  Net Income   Average Shares  Net Income
        (In thousands, except per share data)     (Numerator)   (Denominator)   Per Share
        ----------------------------------------------------------------------------------
        Nine months ended September 30, 1998:
           Basic income per share                    $1,854        11,998        $ 0.15
           Effect of dilutive stock options              --           225
                                                     ------        ------
           Diluted income per share                  $1,854        12,223        $ 0.15
                                                     ======        ======

        Nine months ended September 30, 1997:
           Basic income per share                    $7,403        13,341        $ 0.55
           Effect of dilutive stock options              --           552
                                                     ------        ------
           Diluted income per share                  $7,403        13,893        $ 0.53
                                                     ======        ======

        Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations for 1998 and 1997 because they would be anti-dilutive. Anti-dilutive stock options excluded from the computations are as follows:

                                                   Anti-Dilutive         Exercise
        (In thousands)                                Options              Price
        --------------------------------------   ----------------     ---------------
        Three months ended September 30, 1998          1,736           $6.50 - $19.75

        Three months ended September 30, 1997            754          $12.63 - $19.75

        Nine months ended September 30, 1998           1,319           $9.38 - $19.75

        Nine months ended September 30, 1997             632          $12.88 - $19.75

3.      NEW ACCOUNTING STANDARDS

        As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were only reported separately in shareholders' equity, to be included in the determination of comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        During the third quarter of 1998 and 1997 comprehensive income amounted to income of $2.0 million and income of $1.2 million, respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $2.1 million and $7.4 million, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company will make any required additional disclosures in its December 31, 1998 annual financial statements.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for periods beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements, and the Company will make any required disclosures in 1999.

4.      RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Overview

        For the third quarter of 1998, revenue decreased 3% to $27.1 million from $28.0 million reported in the third quarter of 1997. The Company's third quarter 1998 net income was $1.6 million, or $0.14 diluted earnings per share, compared with net income of $1.1 million, or $0.08 diluted earnings per share in the third quarter of 1997. Third quarter 1997 results included a $948,000 restructuring charge. Without this charge net income and diluted earnings per share would have been $1.8 million and $0.13, respectively.

        Revenue

        Systems sales increased 11% to $12.0 million in the third quarter of 1998 from $10.8 million in the same period of the prior year. The increase in systems sales was primarily due to increased sales of domestic and Latin American call center systems. The increase was partially offset by decreased call center system sales in European markets.

        Software licenses revenue decreased slightly to $4.6 million in the third quarter of 1998 compared to $4.8 million in the third quarter of 1997. The decrease in software revenues was primarily due to lower Customer Relationship Management ("CRM") software license sales, partially offset by increases in Call Management Systems ("CMS") software license sales. Software licenses revenue accounted for 17% of total revenue for both the third quarters of 1998 and 1997.

        Services and other revenue decreased 16% to $10.5 million in the third quarter of 1998 from $12.5 million in the comparable quarter of 1997. The decrease was primarily due to fewer CRM engagements for which the Company provided service and the performance of reduced rate professional service work for two early adopters of the Company's CRM solution. These decreases were partially offset by a $517,000 increase in customer service and maintenance fees over the prior year.

        International revenue increased to $8.4 million in the third quarter of 1998 from $7.8 million in the same quarter for 1997. The increase is primarily the result of strong Latin American revenues from the sale of a large call center system to a single customer. Weaker European software and service revenues, as well as weaker Asian market revenues partially offset the increase in Latin American revenues.

        As discussed in the Company's 1997 Annual Report on Form 10-K, the Company may from time to time experience quarterly fluctuations in revenue due to a small number of contracts in any one quarter, no material backlog, changes in customer budgets and general economic conditions.

        Gross Margin

        Total gross margin declined to approximately 59% of revenue in the third quarter of 1998 as compared to 61% for the same period in the prior year. Systems gross margin increased to

        61% in the third quarter of 1998 compared to 57% in the comparable period of the prior year. The increase was primarily the result of increased sales of domestic and Latin American large systems, as well as a reduction in the cost of a key system hardware component.

        Software licenses gross margins decreased to 85% from 89% a year ago. Current year margins were impacted by the first significant sale of a third party Agent Effectiveness Application ("AEA"). The margins for this third party software application are lower than the margins on the Company's internally developed software products whose margins have historically approximated 90%.

        Services and other gross margins were 45% compared to 52% in the third quarter of 1997. As previously discussed, the decrease is primarily the result of performing reduced rate consulting services for two customers. In addition, during the third quarter of 1997, the Company provided services for a European-based CRM customer that resulted in higher than normal margins that did not reoccur in the third quarter of 1998.

        Selling, General and Administrative

        Selling, general and administrative expenses were $10.8 million or 40% of revenue in the third quarter of 1998, compared to $11.2 million or 40% of revenue in the comparable period of the prior year. The decrease, in absolute dollars, of selling, general and administrative expenses was a result of decreased expenses resulting from the Company's cost containment initiatives undertaken during the quarter.

        Research and Development

        Research and development expense was $3.7 million or 14% of revenue in the third quarter of 1998, compared to $3.8 million or 14% of revenue in the third quarter of 1997. These spending levels are consistent with the Company's historic norms. Net capitalized software costs remaining on the balance sheet continue to decrease, and as of September 30, 1998, were $0.2 million compared to $0.9 million at December 31, 1997. The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

        Restructuring Charge

        During the third quarter of 1997, the Company recorded a restructuring charge of $948,000, consisting primarily of compensation related costs due to the consolidation of the Company's sales, support and service operations. Excluding the restructuring charge, net income for the third quarter would have been $1.8 million or $0.13 diluted earnings per share. As of September 30, 1998, all compensation and other restructuring costs that comprised the $948,000 restructuring charge have been paid in entirety. The Company does not anticipate any additional restructuring costs will be expended during the remainder of 1998.

        Interest and Other Income, Net

        Interest and other income, net decreased to $0.4 million in the third quarter of 1998 from $0.7 million for the same period of 1997. The decrease is attributable to reduced interest earnings due to lower cash, cash equivalents and short-term investment balances and reduced interest rates during 1998. The Company's investment portfolio decreased during the third quarter of 1998 due to the repurchase of 519,700 shares of the Company's common stock for approximately $3.1 million.

        Income Taxes

        The effective tax rate for the third quarter of 1998 was 17% compared to the statutory rate of 34%. The lower rate is primarily due to the Company's use of net operating loss carryforwards to reduce taxable income.

        NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Overview

        For the first nine months of 1998, revenue decreased 10% to $81.6 million from $90.3 million reported in the comparable period of 1997. The Company had net income of $1.9 million for the first nine months of 1998, or $0.15 diluted earnings per share, compared with net income of $7.4 million, or $0.53 diluted earnings per share in the same period of the prior year. The decrease in current year revenues and earnings was primarily due to the Company's drop in revenue in the second quarter of 1998. In 1997, the Company recorded a $948,000 restructuring charge, without this charge net income and diluted earnings per share for the nine months ended September 30, 1997 would have been $8.1 million and $0.58, respectively.

        Revenue

        Systems sales decreased 8% to $32.9 million in the first nine months of 1998 from $35.8 million in the same period of the prior year. The decrease in systems sales was due to lower sales of domestic and European call center systems partially offset by increased call center system sales in the Latin American and Asian markets.

        Year-to-date 1998 software licenses revenue decreased 16% to $15.5 million compared to $18.3 million in 1997. The decrease in software revenues was primarily due to lower CRM software license sales and the absence of significant add-on license revenues as experienced in 1997. Year-to-date software licenses revenue accounted for 19% of total revenue, down slightly from 20% in the same period of 1997.

        Services and other revenue decreased 8% to $33.2 million in the first nine months of 1998 from $36.2 million in the first nine months of 1997. The decrease was primarily due to the reduced level of CRM engagement professional services, as well as the performance of non-billable and lower margin professional services. In addition, the discontinuance of the Company's sales and business tax collection services in the second half of 1997 contributed to the decline in current year revenues. These decreases were partially offset by increased customer service and maintenance fees in 1998.

        International revenue increased to $25.6 million for year-to-date 1998 from $23.9 million in the same period for 1997. The increase is primarily the result of increased Canadian software license revenues and increased Asian and Latin American call center system sales. These increases were partially offset by reduced European software license revenues.

        Gross Margin

        Total gross margin declined to approximately 57% of revenue in the first nine months of 1998 as compared to 63% for the first nine months of 1997. Systems gross margin was 60% in 1998 compared to 61% in the comparable period of the prior year. The decrease was primarily the result of fewer large domestic and European system sales, which tend to have higher margins, as well as fewer higher margin system upgrades. Software licenses gross margins of 89% were consistent with prior year margins of 90%. Services and other gross margin declined to 40% from 50% in the comparable period of the prior year. The decrease is primarily a result of performing non-billable and lower margin consulting services for certain customers and the discontinuance of the Company's business tax collection services.

        Selling, General and Administrative

        Selling, general and administrative expenses were $34.7 million or 43% of revenue in the first nine months of 1998, compared to $35.3 million or 39% of revenue in 1997. The decrease in selling, general and administrative expenses, in absolute dollars, was primarily a result of reduced revenue and profitability-based compensation expenses.

        Research and Development

        Research and development expense was $11.1 million or 14% of revenue for the first three quarters of 1998, compared to $11.4 million or 13% of revenue in the same period of 1997. The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

        Interest and Other Income, Net

        Interest and other income was $1.4 million in the first nine months of 1998 which was $204,000 or 13% less than the same period for 1997. During 1998, the Company has repurchased 1,130,200 shares of the Company's common stock for approximately $9.7 million, which has reduced the Company's funds available for investment and consequently interest income. This decrease in interest income was partially offset by the Company shifting a higher portion of its investment portfolio to higher yielding taxable securities in 1998.

        Income Taxes

        The effective tax rate for the first nine months of 1998 was 19% compared to the statutory rate of 34%. The lower rate is due mainly to the Company's anticipated use of net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards is restricted by Section 382 of the Internal Revenue Code.

        FINANCIAL CONDITION

        Liquidity and Capital Resources

        The Company's combined cash and cash equivalents and short-term investments were $33.5 million at September 30, 1998 versus $36.1 million at December 31, 1997. The short-term investment portfolio is primarily invested in corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At September 30, 1998, the Company's working capital was $41.1 million compared to $46.3 million at December 31, 1997.

        During the first nine months of 1998, the Company generated $10.2 million in cash from operations compared to $8.3 million in the comparable period of 1997. Customer deposits and unearned revenue were $9.0 million at September 30, 1998 versus $7.4 million at December 31, 1997. The increase is primarily due to annual customer service and maintenance fees being renewed during the first quarter of 1998. These fees will be amortized to service and other revenue over the remainder of the year.

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

        In July 1997, the Company's Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of the Company's common stock. In February and September 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 and 1,500,000 shares of the Company's common stock, respectively. During the first nine months of 1998, the Company repurchased 1,130,200 shares for approximately $9.7 million. As of September 30, 1998, the Company had repurchased 2,567,700 shares at a total cost of $23.8 million under these authorizations, and the Company is authorized to repurchase an additional 1,632,300 shares.

        In December 1997, the Company entered into an office lease agreement in anticipation of relocating its corporate headquarters to the new Redmond, Washington location in the fourth quarter of 1998. The Company terminated this lease agreement in October 1998, and signed a new 5-year lease agreement with its current landlord. The costs associated with the new building and the termination of the lease were insignificant.

        The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiary's sales are generally denominated in British Pounds, which is the functional currency of the UK subsidiary. As of September 30, 1998 outstanding receivables at the UK subsidiary totaled $6.5 million or 23% of total accounts receivable. Because the Company does not hedge these foreign denoted receivables, fluctuations in exchange rates could adversely affect the Company's revenues and could create significant foreign currency gains and losses.

        FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry results to be significantly different from any future results, performance or achievement expressed or implied by such forward-looking information. Such risks and uncertainties include among other things: uncertainty of future operating results, seasonality, lengthy sales and implementation cycle, complex service requirements, competition, technological change and new products, limited source of supply, dependence on Windows NT and other core Microsoft technologies, lack of product revenue diversification, international sales, dependence on proprietary rights, infringement claims, uncertainty of obtaining licenses, risk of product defects, and governmental regulation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC on March 13, 1998 for a more detailed description of such risks and uncertainties.

        Year 2000

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

        All of the Company's currently shipping products are year 2000 compliant. In addition, wherever possible, the Company has made software and hardware upgrades available to existing customers that will enable such customers to be year 2000 compliant. The Company has some customers who have purchased systems in the past where a hardware or software upgrade is not available to allow the customer to become year 2000 compliant. The Company has and will continue to offer such customers an opportunity to migrate to current product versions. It is possible that the Company may incur additional expense in addressing these migration issues. In addition, the Company is aware that a significant number of existing customers, who are currently paying maintenance fees, have not yet been upgraded to the latest year 2000 compliant products. The demand for upgrade services by these customers will be significant, and may exceed the Company's resources of skilled technical personnel dedicated to providing year 2000 upgrade services, thus resulting in customers with non-compliant systems at January 1, 2000. Because of these issues the Company may be made party to litigation seeking damages relating to non-year 2000 compliant products sold in the past, and for business interruptions caused by the Company's inability to upgrade all customers to a year 2000 compliant system. Additionally, there can be no assurances that the Company's current products do not contain undetected errors related to year 2000 that may result in material additional cost or liabilities, the magnitude of which cannot be predicted, which could have a material adverse effect on the Company.

        Year 2000 issues may also negatively impact the Company's revenues in future quarters. The potential lack of skilled technical personnel available to provide year 2000 upgrades to existing customers could adversely impact future maintenance renewals and the service and other revenues associated with these renewals. Additionally, some existing customers may decline to purchase additional systems from the Company until all of their current internal systems have been upgraded to year 2000 compliant versions. Because of the significant attention potential new customers will dedicate to resolving their own internal year 2000 issues, future revenues of the Company may be lost or postponed to periods after the year 2000. Finally, some companies in the Company's target markets are planning on spending a significant portion of their 1999 IT budget on year 2000 compliance. Again, these actions may result in the postponing of new or additional orders for the Company's products.

        With regard to the Company's internal processing and operational systems, the Company is substantially complete in installing an enterprise-wide financial and operational system from a major vendor that has been certified year 2000 compliant. Significant portions of the system are currently operational and the Company anticipates all critical components of the system will be operational by mid-1999. The Company has capitalized the acquisition cost of the system and third-party implementation costs incurred to date and will continue to do so as the systems are completed. With regard to other systems, the Company is identifying, reprogramming and testing all systems for year 2000 compliance. The Company is also endeavoring to seek assurance from its key vendors that the operations of such vendors will not be adversely affected by year 2000 problems. While the Company is not aware of any additional material operational issues or costs associated with preparing such internal systems for the year 2000, there can be no assurances that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be year 2000 compliant. Because of these year 2000 compliance uncertainties and risks involving the Company's internal systems and key third party systems, the Company's management will continue to implement existing plans and develop contingency plans.

        The full and complete impact of the year 2000 on the future results of the Company is difficult to fully determine at present, and is a risk to be considered in evaluating the future growth of the Company.



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

                                  MOSAIX, INC.
                                  (Registrant)


        DATE:  November 10, 1998           BY: /s/ John J. Flavio
                                               ---------------------------------
                                                   John J. Flavio
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)