Form 10-K405
period 1998-12-31
MOSAIX INC
filed 1999-03-12
CIK 853266

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-18511

                                  MOSAIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   WASHINGTON                                       91-1273645
          (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
       OF INCORPORATION OR ORGANIZATION)

   6464 185TH AVENUE N.E. REDMOND, WASHINGTON                         98052
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-7544

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 3, 1999 was $84,596,499 (based on the closing sale price of $8.05 per share on the Nasdaq National Market on such date).

     The number of shares outstanding of the registrant's common stock, $0.01 par value per share as of March 3, 1999 was 10,512,963.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MOSAIX, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related          12
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Results of             14
          Operations and Financial Condition..........................
Item 7A.  Quantitative and Qualitative Disclosures about Market          24
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting    25
          and Financial Disclosure....................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   25
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and            25
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   26
          8-K.........................................................

                                     PART I

                                    ITEM ONE
                                    BUSINESS

     Mosaix, Inc. and subsidiaries (hereinafter referred to as "Mosaix" or the "Company") is a global provider of call center software, predictive dialers and workflow applications that enable companies to acquire, retain, and develop customer relationships. With these products, companies can integrate sales, marketing, and customer services applications in their call centers with back-office applications throughout the enterprise. Mosaix manages its operations through two lines of business, Call Management Systems (CMS), and Customer Relationship Management (CRM) applications.

  CALL MANAGEMENT SYSTEMS (CMS)

     Mosaix call management systems are sophisticated computer telephony integration (CTI) enabled systems for processing and managing outbound and blended inbound/outbound telephone communications. These predictive dialing applications allow customer information to be captured and coordinated with a telephone call and quickly routed to the person best equipped to manage the customer relationship. With its technology of intelligently predicting the availability of an agent to manage a phone call, either inbound or outbound, Mosaix can optimally improve call center efficiencies. Mosaix offers a broad range of professional services and support for these call management systems. In addition, Mosaix also develops and markets applications designed to enhance and develop the effectiveness of call center agents. Known as agent effectiveness applications (AEA), these products are designed to improve call center managers' ability to hire, train, coach and review call center agents. Mosaix call management systems are found in a broad range of industries, including financial services, credit card and consumer collections, telecommunications and utilities, retail, cable television, healthcare, fund raising, education and telemarketing.

  CUSTOMER RELATIONSHIP MANAGEMENT (CRM)

     Customer relationship management workflow applications are client/server-based software that enables customers to automate and integrate customer-facing business processes beginning in the contact center and extending across the enterprise. This occurs through the implementation of the Company's workflow software which is a family of integrated software modules that provide an enterprise-ready framework for rapidly designing, developing, and deploying customer-centric workflow applications across the enterprise. The workflow software allows for front-office applications and fulfillment processes, or back-office functions, to be tightly integrated with multiple channels of interaction used by consumers to communicate with corporations. Whether it is the telephone or the Internet, Mosaix CRM software will intelligently manage a customer contact in the most efficient and effective manner by matching the needs of the customer with the appropriate resources of a company. These solutions are used in a wide variety of applications, including consumer and mortgage lending, claims processing, underwriting, trust management, contract management, accounts payable, and customer service.

     Headquartered in Redmond, Washington, Mosaix has a sales, support and product development facility in Alameda, California; and sales offices in Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; New York City, New York; Charlotte, North Carolina; Dallas, Texas; and near London, England. Mosaix also has established value-added reseller relationships in North America, Asia, South America, Africa and Europe.

     Mosaix, a Washington corporation, was incorporated in 1984.

INDUSTRY BACKGROUND

     Over the past ten years, businesses and other organizations have increasingly used dedicated call centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of relational database management to capture, store and report on relevant customer information. As the importance of call centers has increased and as more functions and capabilities have been combined, a parallel industry has emerged to create and support the evolution of call centers. The industry includes vendors who deliver systems, software and services that are designed to make call centers efficient, effective and well matched to the broader corporate mission of the enterprise. Call centers are transforming from merely handling calls to becoming customer contact centers. They are also transforming from functional cost centers to strategic "profit centers" as their mission evolves to become highly integrated customer interaction and fulfillment centers that can handle multiple channels of communication. These multiple channels include correspondence, documents, faxes, e-mail, Internet contacts, as well as traditional telephone calls. This resulting shift places a higher value on customer care as the primary contact center mission and reflects the ascendancy of customer service as a primary source of competitive differentiation

     Typically, the call center is the primary "hub" within an organization for placing or receiving a large volume of customer calls. Customer Service Representatives (CSRs) or Agents are responsible for meeting customer needs in a variety of areas including reservations, product information, service requests, order fulfillment, account information and problem resolution. The communication objectives are as varied as the businesses that employ call centers as part of their marketing and/or services strategy. Mosaix believes that the call center has become a strategic business asset as well as the logical point of integration for customer communications within the enterprise.

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

     - Agent performance management and quality assurance software tools

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

     - Database/back office information processing systems

  BUSINESS PROCESS AUTOMATION (BPA) IN THE CALL CENTER

     The growth of client/server computing has also had a dramatic effect on the call center industry and has fueled the need for applications that process and manage unstructured as well as structured data. Structured data, such as financial or inventory data, are typically stored in the rows and columns of databases. Traditional relational database systems and their underlying technologies are not designed to manage the increasing complexity and variety of the information content and transaction requirements inherent in most business processes. According to some industry reports, as much as 80% of corporate data is unstructured, consisting of scanned documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, electronic data interchange (EDI) records and World Wide Web (Web) documents. For example, customer service agents as well as loan officers who process loan applications need access to a variety of structured data, such as customer and product information, and unstructured data, including images of applications, credit reports, credit analysis spreadsheets and other documents. The ability to access, manage and process all relevant information content, including the seamless integration of structured and unstructured data, has emerged as a key requirement for call centers today. Furthermore, BPA offers a flexible means for implementing specific strategies, such as providing a level of service that is commensurate with the value of the customer (service level management to the organization), designed to fully leverage a company's relationship with its customers.

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

     Workflow technology emerged first with the development of rigid and highly customized software that addressed transaction-based applications focused on the automated routing of document images and related information. Although this software generated significant benefits both in improved operational efficiency and cost reductions, implementations were costly, limited in scope and difficult to change. At the same time, document management emerged as a means for managing electronic documents and certain other types of unstructured business information. While these solutions provide significant benefits by allowing an enterprise electronic access to document information, document management systems do not generally address the fundamental need to improve business processes. This has resulted in growing market demand for solutions that combine sophisticated business process functionality with the ability to seamlessly manage both structured and unstructured business information. These BPA applications were the next step for workflow and document management offerings.

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

  SERVICE LEADERSHIP

     As companies face increasing pressure to retain and grow their customer base, corporate call centers are emerging as a strategic weapon in the fight for customer loyalty and increased revenue. This is particularly true in industries such as telecommunications, utilities and financial services where product differentiation is difficult to discern. In industries where products are difficult for consumers to distinguish, companies are seeking to differentiate themselves based on the quality of service they deliver. The call center is the natural leverage point for delivering the services that make a difference in both acquiring and retaining customers. Corporate demand is on the rise for systems that foster customer relationships and that create a competitive advantage. This demand is driving the need to integrate telephony and computer-based applications to provide a complete, company-wide view of customer attributes and account history.

PRODUCTS

  CALL MANAGEMENT SYSTEMS (CMS)

     Mosaix Call Management Systems are the Company's suite of combined hardware and software systems used for the processing and management of a call center's inbound and outbound telephone activity. These systems utilize both UNIX- and Microsoft Windows-based technologies. Integrating directly with an organization's existing telecommunications system and customer databases, the Mosaix call management system processes and manages inbound, outbound, and blended inbound/outbound customer contacts. Typical functions provided by Mosaix products for outbound calling include: acquiring, reviewing and organizing customer data; quickly and automatically dialing phone numbers; monitoring, interpreting and acting upon each telephone call's progress; programming redials at the appropriate time and rate; routing live voice responses immediately to an operator; and posting and reporting record updates. For customers who want to efficiently manage incoming as well as outgoing telephone calls, Mosaix's Intelligent Call Blending technology allows call centers to blend their inbound
(ACD) and outbound (Mosaix systems) call activity into a single environment, automatically moving calls between inbound and outbound agents to optimally handle call center traffic.

     Mosaix currently has two call center products available: the Mosaix 5000 and Mosaix 4000 Call Management Systems. The Mosaix 5000 is the Company's most advanced system and is scaleable to 150 outbound workstations and 300 lines. The Mosaix 5000 performs all of the standard functions described above and, in addition, has Predictive Agent Blending, a patented technology that uses sophisticated algorithms to anticipate call volumes and to move agents before the expected inbound and outbound call workloads actually occur. The Mosaix 4000 is similar to the Mosaix 5000 though limited to 60 outbound workstations and 180 lines with no predictive blend capabilities.

     In order to help companies more effectively manage their call centers, Mosaix has also developed a variety of software products that work exclusively with Mosaix call management systems.

          Campaign Director -- ships with Mosaix systems and provides customers with the ability to create campaigns using a Microsoft Windows-based point and click interface. Campaign Director is also used to monitor, on a real-time basis, the status of the campaign and the effectiveness of the agents, and to make changes while the campaign is in process.

          Producer -- a sophisticated configuration tool that enables customers to dynamically manage the operation and system parameters of their Mosaix CMS. Producer allows customers to record voice messages, design wait queues, edit agent function keys, and create and modify completion codes using a simple-to-use PC based software solution.

          Campaign Surfer -- an Internet browser-based tool that enables a company or its customers to view information about calling campaigns and agent performance from virtually anywhere over the Internet.

          Agent API -- simplifies the creation and maintenance of custom agent interfaces, which allow agents access to the disparate information they need to more effectively serve customers.

     Mosaix's TM Express product is a packaged solution that includes predictive dialing, scripting, list and campaign management applications. The package has been designed to meet the needs of the new telemarketing call centers where a complete turnkey solution is required. It also serves the needs of call centers that are converting from older host-based telemarketing systems.

     Campaign Analyst for the Enterprise software produces detailed reports, integrating statistics from various vendor products, including the ACD/PBX (telephone switch), the IVR system, host computer, predictive dialer and other applications. It can also integrate with other software programs, such as payroll or executive reporting systems. This product is designed to assist call center managers in reviewing the performance of multiple call center systems by integrating and normalizing raw data and generating key statistics. Campaign Analyst for the Enterprise also includes features that allow managers to establish goals for their agents as well as extracting data that can be utilized by other software programs. For example, Campaign Analyst can generate an extract of all agent hours for use in the payroll system or an extract of system performance information to be placed into an executive presentation document.

     The Company has also designed a suite products to help call center managers more successfully develop and enhance the effectiveness of call center agents. These products are called agent effectiveness applications, or AEA products.

          Guide -- allows a call center supervisor to control the content and flow of each customer contact. Call guides (or scripts) for call center employees have historically been programmed by the vendor or by application specialists. Changes require system shut down and reprogramming. By contrast, Guide allows call center supervisors with minimal programming skills to design and maintain complex, sophisticated scripts without relying on the vendor or third party application specialists. Supervisors can modify scripts as necessary -- even mid-campaign -- providing increased flexibility and enabling the organization to tailor scripts based on agent skill levels and campaign objectives.

          Chronicle -- provides a set of integrated tools that aid call center supervisors in measuring the performance of call center agents and the quality of their interactions with customers. Chronicle is used to schedule and automatically record agent conversations with callers. Both voice and data (screen) recording is supported. Chronicle has built-in CTI capabilities that broaden the set of criteria that can trigger call recording. These characteristics include the number that was dialed by the caller, IVR codes, area codes, etc. In addition, Chronicle includes a set of evaluation and reporting tools designed to increase the efficiency with which performance management programs can be implemented. Mosaix has licensed Chronicle technology from a partner.

          Concur -- enables call center agents to initiate recordings of their conversation with customers. Typical applications include sales verification, call escalation, and self evaluation. In addition, on demand recording gives agents a way to capture customer comments verbatim to later review by marketing or product development. Recordings can be retrieved based on phone number, date, agent or comment field. Concur is licensed from a partner.

          Talent -- addresses the issue of call center agent effectiveness during the hiring and training process. Talent is a training application that duplicates the conditions of a "live" agent/customer interaction using recorded voice and agent screen data. Talent uses a proprietary sensing technology to detect breaks in a trainee's voice energy and automatically delivers simulated customer responses at the appropriate time in the conversation. A wide variety of customer types can be simulated -- from accessible to guarded or hostile -- so that the agent-trainee's or job-candidate's reactions can be evaluated. Talent can also be used to record lessons created by senior agents. This enables junior agents to benefit from their experience without taking them off the phones for extended periods of time.

     All of the Company's currently shipping CMS and AEA products are year 2000 compliant. In addition, whenever possible, the Company has made system upgrades available to certain existing customers. Along with related hardware upgrades, the system upgrades will enable customers to be year 2000 compliant. For others where a simple upgrade is not possible and a complete system change is required, the Company has offered attractive year 2000 compliant replacement system pricing. In spite of this pricing strategy, the Company expects certain customers will not purchase year 2000 compliant systems. While it is expected that there will be some loss of support revenues, management does not expect the year 2000 to have a material impact on the operations of the Company.

     The Mosaix 4000 and 5000 Call Management Systems, related software products, and the agent effectiveness applications are marketed through Mosaix's telesales and direct sales force as well as a worldwide network of strategic partners. The Mosaix 5000 and 4000 are designed for mid- and high-end financial services, telecommunications, insurance, and telemarketing customers. Mosaix's agent effectiveness applications are designed for use in inbound, outbound and blended call center operations.

     Mosaix's CMS are used in a broad range of industries, including financial services, credit card and consumer collections, insurance, telecommunications, utilities, retail, cable television, healthcare, fundraising, education and telemarketing. Historically, the majority of sales have been to the financial services and telecommunications industries.

  CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE (CRM)

     ViewStar is an enterprise-class, client/server application framework that is built on Windows NT and utilizes Microsoft's enterprise-computing architecture. It is designed to automate customer-facing business processes and integrate structured and unstructured data, including imaged documents, faxes, electronic documents, forms, mainframe-generated reports, digitized voice messages, EDI records, and Web documents. In addition, this software will intelligently manage telephone calls and the systems that route those calls. The current version of this product is ViewStar 5.0, and this version is year 2000 compliant.

     ViewStar 5.0 is comprised of the following four key components:

          Process Architect -- Mosaix's visual workflow and process modeling application framework that enables interactive definition, configuration and deployment of complex business processes. Using Process

     Architect, business analysts and application designers can define work content, business rules, workflow maps and user roles and activities. Process Architect provides a library of predefined business functions and reusable tasks that can be easily configured to create a workflow map representing the business process from the interaction in a front-office customer contact center to the back-office fulfillment of a customer's request. Through Process Architect's simulation feature, "what if " analyses of the throughput can be undertaken and bottlenecks predicted. Process Architect can also be used to dynamically change the business process and automatically rebuild the application with little impact on downtime or re-training.

          Process Manager -- Mosaix's workflow monitoring, tracking, and reporting module that provides comprehensive analyses of customer processes across the enterprise. Process Manager presents a detailed history of all customer interactions regardless of the communication channel used. A complete "step-by-step" view of all customer case activities performed either by front-office customer service representatives or back-office processors is available on demand. In addition, Process Manager records overall system capacity and efficiency, user productivity, and current customer case status. The Process Tracker interface can locate customer cases across the enterprise whether they are active within the business process or archived for long-term storage.

          Business Process Interface (BPI) -- A set of automation interfaces that enables the creation of custom workflow tasks, interaction channels, and user applications using any ActiveX-compliant visual programming environments. BPI consists of high-level automation objects and a set of ActiveX controls. Any third-party development tool that supports ActiveX interfaces, such as Visual Basic, Visual C++, Delphi and PowerBuilder, can be used with BPI. In addition, BPI's COM-based component architecture enables integration with enterprise application software and information repositories, including document management, COLD, and relational database subsystems, host and legacy subsystems, and enterprise applications, such as PeopleSoft and SAP.

          ViewStar Channel Services -- A series of bi-directional gateway software and software components for customer interactions, including web, fax, e-mail, scan, and telephony channels. ViewStar Channel Services provides the functionality required to intelligently and consistently manage customer interactions initiated from a wide variety of channels and route them to qualified resources in the enterprise based on business rules. Information captured about the customer, as well as other relevant data extracted from disparate data repositories and applications across the enterprise, is used to determine the appropriate resources needed to fulfill that customer's requests. ViewStar Channel Services normalizes all interaction channels and enables consistent reporting and monitoring, reducing system administration and simplifying training requirements.

SERVICES

  PROFESSIONAL SERVICES

     Mosaix's professional services group provides fee-based business-process consulting and CTI services. This group helps clients plan, budget, design and implement new business processes and technologies with the goal of improving customer relationship management and call center workflow. This group also utilizes its network of service providers and system integration partners to provide customers with a broad range of application development, systems planning, configuration, and system integration services.

  CUSTOMER SUPPORT AND SERVICES

     Mosaix believes that customer service and support are an integral part of its strategy. Service capability, availability and responsiveness play an important role in marketing and selling products. This is particularly true as these mission-critical products and services become more technologically complex.

     Mosaix earns system and software support fees by providing ongoing support and training for all of its CMS products. Mosaix offers a full range of product support options, including telephone support from "normal business hours" to "24 hours a day" and on-site response from the "next-half-day" to "immediate service (four hours or less)." CMS support representatives are able to service customer call center systems on a remote basis from the customer support center in Redmond, Washington and London, England. If needed, CMS support representatives will dispatch on-site support, which is provided by IBM in North America and the United Kingdom. Mosaix charges separate fees to upgrade CMS products to the latest version when a new product is released. Mosaix earns other fees by providing, upon customer request, certain special services, such as system relocation and additional training. The Company has CMS training facilities located in Redmond, Washington, Wilmington, Delaware and at the principal office of its subsidiary in the United Kingdom.

     Customer support representatives in Alameda, California and London, England support CRM customers. Mosaix offers a full range of product support options, including various levels of telephone support that range from "normal business hours" to "24 hours a day" and on-site response from the "next-half-day" to "immediate service (four hours or less)." CRM support representatives are able to service customer call center systems on a remote basis from the customer support center in Alameda, California and London, England. Fees are generally charged on an annual basis and include upgrades to the latest version when a new product is released. Mosaix earns other fees by providing, upon customer request, certain special services, such as additional training. The Company has CRM training facilities located in Alameda, California, and at the principal office of its subsidiary in the United Kingdom.

PRODUCT DEVELOPMENT

     Mosaix engineers continue to develop new products and new versions of existing products designed to improve the unique enterprise customer management missions of Mosaix's customers. In recent years, Mosaix increasingly has focused its development efforts on client/server, Windows NT-based and Internet-enabled software solutions that address issues and challenges facing call centers and workflow processes. On an ongoing basis Mosaix releases new features and enhancements to existing products as well as, new products and services. Mosaix supplements its product development efforts by reviewing customer feedback on existing products and working with current and potential customers to anticipate functionality requirements. Product development efforts are directed at increasing product functionality, improving product performance, and expanding product capabilities to shorten the application development and deployment cycle and further leverage the Microsoft Windows NT platform. Mosaix continues to identify and prioritize various technologies for potential future product offerings.

     Mosaix has committed and expects to continue to commit substantial resources to research and development. In 1998, 1997, and 1996, research and development expenses were $15.0 million, $15.2 million and $14.9 million, respectively, net of capitalized software development costs. During 1998 no development costs were capitalized. In 1997 and 1996 Mosaix capitalized $0.3 million and $1.0 million, respectively, of software development costs.

     The Mosaix CMS and Guide products have been localized for sale in the Japanese and Korean markets. The ViewStar System has been double-byte enabled for sales in the Japanese and Korean markets.

MANUFACTURING

     Mosaix's manufacturing operations for CMS products are primarily performed by an independent third-party on a turnkey basis. The third party contracts with other vendors for components and subassemblies. Mosaix's CMS suppliers maintain quality control by subjecting components and subassemblies to rigorous testing, including in-circuit automated testing. Mosaix's manufacturing operations for CRM products are performed in-house and consist mainly of CD duplication.

SALES AND MARKETING

     Mosaix markets its CMS and CRM products and services through a direct sales force operating from Mosaix's headquarters in Redmond, Washington and offices in Alameda, California; Wilmington, Delaware; Atlanta, Georgia; Chicago, Illinois; New York City, New York; Charlotte, North Carolina; Dallas, Texas; and near London, England. Mosaix also has established value-added reseller relationships in North and South America, Asia, Africa, and Europe.

COMPETITION

     The market for Mosaix's products and services is highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, and customer service and support.

     Mosaix's principal competitors in the outbound call management systems market include Davox Corporation, EIS International, Inc. and Melita International Corporation. The potential entry into the market of major ACD and PBX suppliers (suppliers of customer-premise call routing and switching systems) also presents a strong competitive threat. These companies may elect to acquire or align with Mosaix's competitors, increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. As Mosaix expands its CMS offerings, it may also encounter increased competition from call center application providers such as Information Management Associates.

     The market for agent effectiveness applications is an emerging market. Mosaix's principal competitors in this market include Teknekron Infoswitch, Witness Systems, Nice Systems, Eyretel, Comverse, and Dictaphone. As in the market for CMS products, the potential entry into the market of major ACD and PBX vendors presents a strong competitive threat. Furthermore, any of these companies may acquire, be acquired or otherwise align with Mosaix's competitors in the CMS market. Because the market for these applications is new, and no clear market leader has emerged to establish an "industry-standard" solution, the potential exists for new market entrants to appear with strongly differentiated solutions that would constitute a strong competitive threat.

     The traditional competition for horizontal workflow technology has been workflow software vendors, including direct competition from a number of public and private companies or divisions thereof, including FileNET, IBM, Action Technologies, Staffware, Optika, and Eastman Kodak. As ViewStar 5.0 extends its value into the customer relationship management market, it will face competition from new competitors, including process-oriented applications vendors such as Pegasystems, Chordiant, and DST Systems. Mosaix's CRM applications may encounter competition from a number of software companies that want to extend their reach in the enterprise, including Vantive and Seibel Systems. Several of these companies have already announced and others may announce document workflow capabilities for their existing or future products.

     Mosaix relies on a number of system integration firms for implementation and other services, as well as recommendations of its products during the evaluation stage of the purchasing process. Although Mosaix seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established relationships with Mosaix's principal competitors. If Mosaix were unable to develop and retain effective, long-term relationships with these third parties, Mosaix's competitive position would be materially adversely affected. See "Forward Looking Statements-Risk Factors Regarding Future Performance -- Uncertainties Relating to Competition and Development of Industry and Distribution Relationships" in Item Seven.

INTERNATIONAL OPERATIONS

     Mosaix's sales to customers in international markets outside the United States comprised approximately 28.9%, 26.4% and 19.0% of total revenue in 1998, 1997, and 1996, respectively. In most cases, Mosaix markets its products and services internationally through value-added resellers.

     The following table presents certain information relating to Mosaix's foreign and domestic operations for the years ended December 31, 1998, 1997, and 1996.

                                                       1998        1997        1996
                                                     --------    --------    --------
Revenue -- U.S. operations:
  United States....................................  $ 78,257    $ 89,153    $ 94,870
  United States export.............................    14,090      14,477      12,083
Revenue-foreign subsidiaries.......................    17,721      17,514      10,228
                                                     --------    --------    --------
                                                     $110,068    $121,144    $117,181
                                                     ========    ========    ========
Operating income:
  U.S. operations..................................  $    599    $  8,045    $  4,235
  Foreign subsidiaries.............................     2,451       3,936       1,867
  Eliminations.....................................       227        (215)        130
                                                     --------    --------    --------
                                                     $  3,277    $ 11,766    $  6,232
                                                     ========    ========    ========
Assets:
  U.S. operations..................................  $ 64,619    $ 74,725    $ 85,235
  Foreign subsidiaries.............................     9,439       9,653       5,528
                                                     --------    --------    --------
                                                     $ 74,058    $ 84,378    $ 90,763
                                                     ========    ========    ========

SEASONALITY

     Mosaix's quarterly operating results are subject to seasonal influences. The Company generally has realized lower revenues in the first quarter of the year than the immediately preceding quarter. The Company believes that this has been due primarily to the concentration by some customers of larger capital purchases in the fourth quarter of the calendar year to avoid end-of-year budgetary limitations, followed by lower purchasing activity during the first quarter of the next calendar year. Further, to the extent that international operations in the future constitute a higher percentage of total revenues, the Company anticipates it will experience relatively weaker demand in the quarter ending September 30 due to reduced customer activity in Europe during the summer months.

REGULATORY ENVIRONMENT

     Mosaix's CMS products are subject to and conform with FCC regulations under the Communications Act of 1934. Future products developed by Mosaix also may be required to comply with certain registration and technical requirements before they can be sold in the United States. As Mosaix expands its operations in other countries, its products will become subject to regulation by foreign governments.

     While existing industry regulation does not directly regulate the manufacture and sale of Mosaix's CMS products, certain existing laws and regulations may affect the ability of Mosaix's customers to utilize some of its product in certain ways. For example, Mosaix's call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices.

     Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how Mosaix's products can be used and the demand for its products.

     Mosaix fully supports legislation designed to promote the responsible use of auto dialing equipment and automated recording/monitoring technology, and laws which otherwise restrict abusive collections or telemarketing activities. Mosaix endeavors to design its products to enable its customers to comply with the requirements of current and anticipated regulations.

PROPRIETARY RIGHTS

     As new products are identified and created, Mosaix has sought, and will continue to seek, patent protection, where appropriate, for inventions arising out of its development efforts. On March 30, 1992, U.S. Patent No. 5,101,425 was issued to Mosaix on Realtime Monitor, a device enabling real time monitoring of predictive dialing systems. On November 14, 1995, Mosaix obtained a U.S. Patent No. 5,467,391 on its Integrated Intelligent Call Blending technology, which describes a system and method for sharing a pool of CSRs in a telephone call servicing operation so that CSRs are utilized effectively. Most recently, on October 13, 1998, U.S. Patent No. 5,822,416 was issued to Mosaix for its System and Method for Real-Time Screening and Routing of Telephone Calls, which provides a method of automatically routing incoming telephone calls to either internal phone call processing resources or to destination parties (system users) as defined by the individual destination parties. Mosaix has an additional eight patent applications pending. Mosaix also intends to pursue, where appropriate, patent protection for these inventions in the international markets where they are offered.

     Although Mosaix has not registered its copyrighted software, copyright and trade secret laws protect it. In addition, to protect its proprietary technology, Mosaix enters into confidentiality agreements with certain of its employees, consultants, distributors, value-added resellers and customers; limits access to and distribution of its software, documentation and other proprietary information; and enters into noncompete agreements with certain of its employees.

     Mosaix has registered trademarks in the United States and various foreign jurisdictions for certain of its product trademarks including Adapts(R), Analyst(R), Campaign Director(R), Campaign Manager(TM), Guide(R),
Infostore@Work(R), Mosaix(R), Predictive Blend(R), Producer(R), Process Architect(R), Screenbuilder(R), Searchlink(R), The Foresight Report(R) and ViewStar(R).

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

     Mosaix also relies on certain software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third parties will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to Mosaix on commercially reasonable terms. The loss or inability to maintain any of these software licenses could materially adversely affect the Company's business. See "Forward Looking Statements -- Risk Factors Regarding Future Performance -- Uncertainties Relating to Dependence on Proprietary Rights, Infringement Claims, Uncertainty of Obtaining Licenses" in Item Seven.

EMPLOYEES

     As of December 31, 1998 Mosaix employed approximately 531 persons (not including independent contractors and temporary employees) on a full-time basis. None of Mosaix's employees are covered by collective bargaining agreements, nor has it ever experienced a work stoppage. Mosaix considers its employee relations to be good.

                                    ITEM TWO
                                   PROPERTIES

     Mosaix's corporate offices are located in Redmond, Washington in an 83,000 square-foot leased office facility at 6464 185th Avenue N.E., Redmond, Washington 98052. The lease expires February 28, 2004. The corporate offices include sales and marketing, professional service and customer support, engineering, and finance.

     The Company also leases offices, which occupy approximately 48,000 square feet in Alameda, California, under a lease that expires in May 31, 1999. The Company has renewed the lease and expires on September 30, 2004. Additional sales, marketing, engineering and service functions are located in Alameda. Mosaix also leases domestic sales offices in Atlanta, Charlotte, Chicago, Cleveland, Costa Mesa, Dallas, New York, and Wilmington. The Company's sales, marketing, service and administrative function for Europe, the Middle East and Africa is located in leased office space near London, England. The London facility lease expires in 2017.

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

                                   ITEM FOUR
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of Mosaix's shareholders since the Company's last annual meeting of shareholders in April 1998.

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

                                                    HIGH        LOW
                                                   -------    -------
1998
  4th Quarter..................................    $ 8.250    $ 4.625
  3rd Quarter..................................    $ 9.875    $ 4.000
  2nd Quarter..................................    $12.125    $ 9.813
  1st Quarter..................................    $12.000    $ 8.750
1997
  4th Quarter..................................    $11.313    $ 7.938
  3rd Quarter..................................    $15.000    $ 9.000
  2nd Quarter..................................    $15.250    $11.750
  1st Quarter..................................    $16.000    $ 9.750

     There were approximately 3,600 shareholders of the Company's common stock as of March 3, 1999. This includes approximately 3,200 street-name holders and 400 registered certificate holders.

     No cash dividends were declared or paid by Mosaix during any of the periods presented. Mosaix presently does not anticipate paying any cash dividends in the foreseeable future.

                                    ITEM SIX
                            SELECTED FINANCIAL DATA

     The selected financial data and balance sheet data presented below for each of the five years in the period ended December 31, 1998 have been derived from the consolidated financial statements of the Company which financial statements have been audited by KPMG LLP, independent certified public accountants.

     The following financial information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this report.

                                          1998       1997       1996      1995      1994
                                        --------   --------   --------   -------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue...............................  $110,068   $121,144   $117,181   $93,248   $76,090
Operating income (loss)...............     3,277     11,766      6,232     1,858    (8,357)
Net income (loss).....................     4,240      9,757      3,618      (563)   (6,482)
Net income (loss) per share:
  Basic...............................      0.36       0.74       0.29     (0.06)    (0.65)
  Diluted.............................      0.35       0.71       0.27     (0.06)    (0.65)
Weighted average common shares
  outstanding:
  Basic...............................    11,793     13,169     12,677     9,846     9,998
  Diluted.............................    11,998     13,667     13,570     9,846     9,998
Working capital.......................  $ 39,457   $ 46,257   $ 46,804   $37,624   $38,738
Total assets..........................    74,058     84,378     90,763    93,571    95,796
Long-term obligations.................        --         97        575     1,085     1,123
Shareholders' equity..................    47,868     55,805     57,343    48,683    52,799

                                   ITEM SEVEN
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

     The following table sets forth certain operating data for 1998, 1997 and 1996 expressed as a percentage of revenue for all items except cost of revenue and gross profit which are shown as a percentage of the corresponding revenue:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1998       1997       1996
                                                          -----      -----      -----
Revenues:
  System sales..........................................   42.8%      40.6%      45.6%
  Software licenses.....................................   17.9       19.8       17.6
  Services and other....................................   39.3       39.6       36.8
                                                          -----      -----      -----
                                                          100.0      100.0      100.0
Cost of revenues:
  System sales..........................................   38.4       37.6       35.2
  Software licenses.....................................   11.9       10.1        6.6
  Services and other....................................   59.3       51.1       50.0
                                                          -----      -----      -----
                                                           41.8       37.5       35.6
Gross profit:
  System sales..........................................   61.6       62.4       64.8
  Software licenses.....................................   88.1       89.9       93.4
  Services and other....................................   40.7       48.9       50.0
                                                          -----      -----      -----
                                                           58.2       62.5       64.4
Operating expenses:
  Selling, general and administrative...................   41.5       39.4       38.7
  Research and development..............................   13.7       12.6       12.7
  Restructuring charges.................................     --        0.8         --
  Write-off of capitalized software costs...............     --         --        0.6
  Purchase of in-process research and development.......     --         --        3.7
  Merger related costs..................................     --         --        3.3
                                                          -----      -----      -----
       Total operating expenses.........................   55.2       52.8       59.0
                                                          -----      -----      -----
Operating income........................................    3.0        9.7        5.4
Interest and other income, net..........................    1.7        1.8        1.4
                                                          -----      -----      -----
Income before income taxes..............................    4.7       11.5        6.8
Income tax expense......................................    0.8        3.4        3.7
                                                          -----      -----      -----
Net income..............................................    3.9%       8.1%       3.1%
                                                          =====      =====      =====

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     For 1998, Mosaix reported net income of $4.2 million, or $0.35 diluted earnings per share, compared to $9.8 million, or $0.71 diluted earnings per share, for 1997. During 1997, Mosaix recorded a $0.9 million ($0.6 million after tax) restructuring charge. Without this charge, net income and diluted earnings per share for 1997 would have been $10.4 million and $0.76, respectively.

     Revenue

     Revenue of $110.1 million for 1998 represented a 9.1% decrease from 1997 revenue of $121.1 million, as the Company experienced a decline in all revenue categories during 1998. System sales decreased $2.1 million, or 4.3%, to $47.1 million in 1998. Historically, a majority of the Company's system sales have come from the large formal call center market segment, with a high percentage representing repeat business with established customers. During 1998, Mosaix experienced a decline in sales from its large formal domestic call center installed base. This decrease was partially offset by increases in international sales, particularly in Latin America.

     Software licenses revenue decreased by 17.6% to $19.7 million for 1998 compared to $23.9 million in 1997. The decrease in software license revenue was primarily due to lower Customer Relationship Management ("CRM") software license sales, principally in the European marketplace. This decrease was partially offset by increased domestic market Call Management Systems ("CMS") software license sales.

     Services and other revenue decreased by $4.7 million, or 9.8%, for 1998 as a result of decreased level of billable professional services related to CRM projects. In addition, the discontinuance of the Company's sales and business tax collection services in the second half of 1997 contributed to the decline in 1998 revenues. These decreases were partially offset by a $1.4 million increase in customer service and maintenance fees in 1998.

     International revenue, in absolute dollars, decreased slightly to $31.8 million in 1998 from $32.0 million in 1997. However, international revenue, as a percentage of total revenues, increased to 28.9% compared to 26.4% in 1997. During 1998, the Company had increased Canadian software license revenues and increased Latin American and Asian call center system sales while European software license revenues decreased. In future periods the Company anticipates continued improvements in international revenues as a percentage of total revenues.

     Currently, backlog is not significant in relation to Mosaix's revenue and may not be indicative of future performance.

     Gross Profit

     Total gross profit decreased to 58.2% in 1998 from 62.5% in 1997. System sales gross profit, which was 61.6% in 1998 and 62.4% in 1997, was negatively influenced by decreased sales volume, and by the shift in the product mix to lower margin products.

     Gross profit on software licenses decreased to 88.1% in 1998 from 89.9% in 1997, primarily due to the first significant sales of the Company's third party agent effectiveness application ("AEA"). The margins for this software product are lower than the margins on the Company's internally developed software products.

     Gross profit on services and other revenue for 1998 was 40.7% compared to 48.9% in the prior year. The decrease was primarily due to the performance of reduced rate consulting services for early adopters of the Company's CRM solution.

     Selling, General and Administrative

     For 1998, selling, general and administrative ("SG&A") expenses decreased to $45.7 million from $47.8 million in 1997. The decrease was a result of decreased expenses resulting from the Company's cost containment initiatives undertaken in the second half of 1998. In addition, reduced variable compensation costs related to the reduced revenues also contributed to the decline in 1998 SG&A expenses.

     Research and Development

     For 1998, research and development expenses were $15.0 million, or 13.7% of revenue, compared to $15.2 million, or 12.6% of revenue, in 1997. Mosaix remains committed to the ongoing development of enhancements to existing products as well as the development of new products, and accordingly held 1998 expense levels consistent with 1997 levels although total revenues decreased during 1998. During 1998, no software development costs were capitalized and during 1997, $0.3 million of software development costs were capitalized. As of December 31, 1998, unamortized software development costs were reduced to $0 versus $0.9 million as of December 31, 1997.

     Restructuring Charges

     As a result of the December 1996 ViewStar merger, Mosaix streamlined its management structure and consolidated its sales, support and service operations in 1997. These changes resulted in a charge of $0.9 million for severance and other employee related costs. During 1997 and 1998, all compensation and other restructuring costs that comprised the restructuring charge were paid in their entirety.

     Interest and Other Income, Net

     Interest and other income, net decreased from $2.2 million in 1997 to $1.9 million in 1998. The decrease is attributable to reduced interest earnings due to lower cash, cash equivalents and short-term investment balances and reduced interest rates during 1998. During 1998, the Company repurchased 1,792,000 shares of its common stock for $14.7 million, which reduced the Company's funds available for investment and, consequently interest income during 1998.

     Income Taxes

     The effective income tax rate for 1998 was 17.9% compared to 30.2% in 1997. The effective rates differ from the statutory rate of 34% due primarily to the utilization of ViewStar net operating loss carryforwards.

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     For 1997, Mosaix reported net income of $9.8 million, or $0.71 diluted net income per share, compared to $3.6 million, or $0.27 diluted net income per share, for 1996. As previously discussed, during 1997, Mosaix incurred restructuring charges of $0.9 million ($0.6 million after tax). During 1996, Mosaix incurred the following charges: (a) the write-off of $4.3 million ($4.3 million after tax) of acquired in-process research and development costs related to the 1996 acquisition of Caleo Software, Inc. ("Caleo"); (b) $0.7 million ($0.5 million after tax) of previously capitalized software development costs also related to the Caleo acquisition; and (c) $3.9 million ($3.9 million after tax) related to the merger with ViewStar. Excluding these charges net income for 1997 would have been $10.4 million, or $0.76 diluted net income per share, compared to $12.3 million, or $0.91 diluted net income per share, for 1996.

     Revenue

     Revenue of $121.1 million in 1997 represented a 3.3% increase over 1996 revenue of $117.2 million. System sales, however, decreased $4.2 million, or 7.8%, to $49.2 million in 1997. Historically, system sales have come from the large formal call center market segment, with a high percentage representing repeat business with established customers. During 1997, Mosaix experienced a decline in the number of large system sales, a decline in sales from its domestic installed base and fewer new name customers than in prior years.

     Software licenses revenue increased by 15.9% to $23.9 million for 1997. This increase was primarily due to increased sales of workflow products.

     Services and other revenue increased by $4.9 million, or 11.3%, for 1997 as a result of increased professional services related to CRM projects. Customer support revenue increased as a result of new system and software sales.

     International revenue increased 43.4% to $32.0 million in 1997 and accounted for 26.4% of total revenue. This increase was primarily due to increased sales in the United Kingdom and the growing acceptance of Mosaix products in international markets.

     Gross Profit

     Gross profit decreased to 62.5% in 1997 from 64.4% in 1996. System sales gross profit, which was 62.4% in 1997 and 64.8% in 1996, was influenced by the decrease in sales volume as well as changes in the product mix. Mosaix's highest gross margins occur on large system sales. During 1997, Mosaix sold fewer large systems than in 1996, which negatively affected margins.

     Gross profit on software licenses decreased to 89.9% in 1997 from 93.4% in 1996, primarily due to increased amortization of previously capitalized software costs.

     Gross profit on services and other revenue for 1997 was 48.9% compared to 50.0% in the prior year, due to the growth in professional services, which have a lower margin and grew faster than systems and software support fees.

     Selling, General and Administrative

     For 1997, SG&A expenses were $47.8 million, or 39.4% of revenue, compared to $45.4 million, or 38.7% of revenue, in 1996. The increase in spending was due primarily to the expansion of marketing activities, investments in sales and employee training and recruiting.

     Research and Development

     For 1997, research and development expenses, net of amounts capitalized, were $15.2 million, or 12.6% of revenue, compared to $14.9 million, or 12.7% of revenue, in 1996. Research and development spending, without regard to amounts capitalized, was $15.5 million in 1997 compared to $15.9 million in 1996.

     Software costs capitalized were $0.3 million in 1997 and $1.0 million in 1996. Capitalized software decreased, and as of December 31, 1997, had been reduced to $0.9 million versus $2.0 million as of December 31, 1996.

     Write-Off of Capitalized Software Costs

     When the Company completed the acquisition of Caleo, it replaced certain technology it was developing with technology acquired in the Caleo purchase. The Company had previously capitalized $0.7 million of costs related to the replaced technology and, consequently, the costs were expensed.

     Purchase of In-Process Research and Development

     In February 1996, the Company purchased Caleo for approximately $4.8 million. The business combination was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying net assets based on the asset's fair values. Of the total purchase price, $4.3 million was allocated to in-process research and development and expensed at the time of the business combination. In 1998, the Company sold the technology acquired from Caleo for $0.5 million which was included in software licenses revenues.

     Merger Related Costs

     In December 1996, the Company issued approximately 3.8 million shares of its common stock in the acquisition of ViewStar Corporation, a provider of workflow software. The business combination was accounted for as a pooling of interests and, accordingly, the merger related costs of $3.9 million were expensed.

     Interest and Other Income, Net

     Interest and other income, net increased from $1.7 million in 1996 to $2.2 million in 1997. The increase was primarily the result of increased yields on investments and increased cash available for investment.

     Income Taxes

     The effective income tax rate for 1997 was 30.2% compared to 54.2% in 1996. The 1997 variance from the statutory rate of 34% was primarily related to the utilization of ViewStar net operating loss carryforwards. The unusually high effective tax rate in 1996 was primarily the result of non-deductible merger related expenses and purchased in-process research and development costs.

  LIQUIDITY AND CAPITAL RESOURCES

     Mosaix's financial condition remained strong as of December 31, 1998, with cash and cash equivalents and short-term investments totaling $28.6 million. The short-term investment portfolio is primarily invested in corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers, and does not include any derivative products. At December 31, 1998, Mosaix's working capital was $39.5 million, the current ratio was 2.5 to 1.0 and during 1998, Mosaix generated $10.1 million of cash from operations.

     Historically, working capital used to finance Mosaix has been provided by cash flow from operations, leases, and various forms of stock issuances, including the exercise of stock options by employees. During 1998, Mosaix invested $4.8 million to purchase furniture and equipment including investments in internal customer management hardware and software systems.

     On July 16, 1997, the Mosaix Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of common stock. In February and September 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 and 1,500,000 shares of the Company's common stock, respectively. During 1998, the Company repurchased 1,792,000 shares at a total cost of $14.7 million. As of December 31, 1998, under these authorizations, the Company had repurchased 3,229,500 shares at a total cost of $28.7 million.

     In addition to its cash and short-term investment balances, Mosaix has a $10 million domestic line of credit available to meet cash flow needs. The line of credit expires on May 31, 1999. The Company intends, however, to renew the line of credit for another year. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as Mosaix's investment in capital assets and research and development activities. In connection with research and development and market expansion, cash may be used to acquire technology or to fund strategic ventures.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use purposes. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

FORWARD LOOKING STATEMENTS -- RISK FACTORS REGARDING FUTURE PERFORMANCE

     Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. The Company cautions that actual future quarterly and annual results are subject to a wide variety of factors that could materially and adversely affect revenues and profitability, including, without limitation, the following:

     Uncertainties Relating to Market Acceptance of the Company's New Products, including Market Acceptance of Underlying Technologies, such as the Internet and the Microsoft NT Operating System, and Relating to the Nature of the Emerging Customer Relationship Management Market

     Rapid technological change and frequent product introductions and improvements characterize the document management and workflow software market and the call management market. Accordingly, the financial performance of the Company will depend upon its ability to develop product enhancements and new products that keep pace with continuing changes in technology and customer preferences, while also remaining price competitive.

     The Company has incurred, and expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. It is possible that the expenses incurred will exceed development budgets, that the Company will not be able to introduce products in a timely fashion, if at all, or that such products will not achieve market acceptance or generate sales sufficient to offset development costs or otherwise achieve forecasted or expected revenue goals or plans. In addition, the success of the Company's products which are designed for use on the Internet or intranets will depend upon the acceptance of the Internet, intranets and World Wide Web technologies, as well as the products' compatibility with such technologies.

     The success of many of the Company's products and potential products further depends upon the continued acceptance and use in critical business applications of Microsoft's Windows NT platform and other core Microsoft technologies, such as the Windows NT Server, the Microsoft SQL Server database and related Back Office software on which such products are, or will be, based. If the Windows NT platform market fails to grow, grows more slowly than anticipated or becomes obsolete, the Company's business, results of operations and financial condition would be materially adversely affected.

     The Company has expended significant resources developing products for the emerging CRM market. There continues to be substantial uncertainty about the nature and functionality of those products that will ultimately gain acceptance in this new market, as such there can be no assurance that the Company's approach will be successful.

     Uncertainties Relating to Year 2000 Computer Problems

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, and virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause system failures.

     The Company has tested and believes all of the Company's currently shipping products are year 2000 compliant. In addition, whenever possible, the Company has made software and hardware upgrades available to existing customers that will enable their systems to be year 2000 compliant. It is possible that the Company's current products contain undetected errors related to year 2000 that may result in material additional costs or liabilities, which could have a material adverse effect on the Company.

     The Company does have some customers who have purchased call management systems in the past for which hardware upgrades are not available to allow the customer to become year 2000 compliant. The Company has and will continue to encourage such customers to migrate to current product versions. It is possible that the Company will incur additional expenses in addressing these migration issues. In addition, a significant number of existing customers, who are currently paying maintenance fees, have not yet upgraded to the latest year 2000 compliant products. The demand for upgrade services by these customers will be significant, and may exceed the Company's resources of skilled technical personnel dedicated to providing year 2000 upgrade services, thus resulting in customers with non-compliant systems at January 1, 2000. Because of these issues, the Company may be subject to litigation seeking damages relating to non-year 2000 compliant products sold in the past, and for business interruptions caused by the Company's inability to upgrade all customers to a year 2000 compliant system. It is also possible that support fee revenues may be adversely and materially affected if customers choose not to upgrade or otherwise to discontinue use of Mosaix products. The Company's international distributors, who support their end user customers directly, may encounter similar issues, which may, in turn, affect adversely their demand for Mosaix products in the coming quarters.

     Year 2000 issues may negatively affect the Company's revenues in future quarters in ways beyond non-renewal of maintenance service or support fees. Some customers or prospects may decline to purchase new systems or products from the Company until all of their internal systems have been upgraded to year 2000 compliant versions. The market for the Company's products may be materially adversely affected by this internal focus of resources and available budgets on resolving year 2000 problems. The potential for distraction from normal customer purchasing cycles and activities will exist throughout fiscal year 1999, and possibly into the fiscal year 2000.

     With regard to the Company's internal processing and operational systems, the Company has substantially completed installation of an enterprise-wide financial and operational system from a major vendor that is year 2000 compliant. The Company anticipates that all critical components of this system will be operational by mid-1999. Significant portions of this system are currently operational. The Company has capitalized the price of this system and third party consulting costs incurred to date and will continue to do so as the system is completed. With regard to other systems, the Company is identifying, reprogramming and testing all systems for year 2000 compliance. Although the Company is not aware of any additional material operational issues or costs associated with preparing the internal systems for the year 2000, it is possible the Company will experience material adverse effects from undetected errors or the failure of such systems to be year 2000 compliant.

     The Company has further attempted to ascertain the year 2000 readiness status of its primary vendors of goods and services to assess and minimize the risk of interruptions of delivery of such goods and services. Although the Company is not currently aware of any material vendor year 2000 performance issues, it is possible that unknown or unforeseen vendor operational problems, stemming from year 2000 problems, will materially adversely impact the Company's financial performance.

     While the Company continues to develop and implement readiness and contingency plans intended to minimize the impacts of foreseeable year 2000 problems (the Company currently does not have a contingency plan to address areas of potential failure, but anticipates developing contingency plans prior to December 31, 1999 with regard to specific areas of risk where the Company has not been able to gain reasonable assurance of year 2000 compliance), it is possible the full and complete impact of the year 2000 on the future results of the Company will be material and adverse. This risk is difficult to fully determine at present, and should be considered in evaluating the financial prospects and future growth of the Company. The Company does not believe that the expenses incurred to date, or to be incurred in the future, in connection with currently planned year 2000 remediation efforts, has had, or will have, a material adverse effect on the Company.

     Uncertainties Relating to Lengthy Sales and Implementation Cycles, Complex Service Requirements and Seasonality

     The purchase or license of the Company's products is usually a significant decision by prospective customers, requiring the Company to engage in a lengthy sales cycle, typically between six and twelve months, without any assurance that a sale will result. Moreover, the cost to the customer of the Company's products typically is only a portion of the cost of implementing a large-scale CMS or CRM solution. System sales and software license revenues are difficult to forecast, due to the fact that quarterly revenues depend on a relatively few large contracts that are subject to changes in customer budgets and general economic conditions. In addition, the sales cycle is subject to a number of significant delays over which the Company has little or no control. Successful implementation of the Company's products may also require lengthy and complex implementation and integration services, which services may be provided by the Company or by a third party. It is becoming increasingly competitive to recruit the talent required to perform the required services. The Company's future operating results therefore depend upon its ability to coordinate these complex service resources and ensure successful implementation of its products, while managing costs. Furthermore, because the Company's products generally are shipped as orders are received, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company's operating results have fluctuated in the past on both an annual and quarterly basis, and are likely to do so in the future. For these reasons, results of operations for any particular period are not necessarily indicative of future performance.

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

     Uncertainties Relating to Competition and Development of Industry and Distribution Relationships

     The market for Mosaix's products and services is highly competitive. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, and customer service and support. Some of the Company's competitors have significantly greater financial, technical, manufacturing, marketing and other resources. Competitors may develop products and technologies that are less expensive or technologically superior to the Company's products, or form strategic alliances that provide a broader, better integrated solution to certain of the Company's potential customers.

     Mosaix's principal competitors in the outbound call management systems market include Davox Corporation, EIS International, Inc. and Melita International Corporation. The potential entry into the market of major ACD and PBX suppliers (suppliers of customer-premise call routing and switching systems) also presents a strong competitive threat. These companies may elect to acquire or align with Mosaix's competitors, increasing their market presence and distribution; resell principal competitors' products; or elect to develop and market their own predictive dialing application software. As Mosaix expands its CMS offerings, it may also encounter increased competition from call center application providers such as Information Management Associates.

     The market for agent effectiveness applications is an emerging market. Mosaix's principal competitors in this market include Teknekron Infoswitch, Witness Systems, Nice Systems, Eyretel, Comverse, and Dictaphone. As in the market for CMS products, the potential entry into the market of major ACD and PBX vendors presents a strong competitive threat. Furthermore, any of these companies may elect to acquire, be acquired or otherwise align with Mosaix's competitors in the CMS market. Because the market for these applications is new, and no clear market leader has emerged to establish an "industry-standard" solution, new market entrants may appear with strongly differentiated solutions that would present a strong competitive threat.

     The traditional competition for horizontal workflow technology has been workflow software vendors, including direct competition from a number of public and private companies or divisions thereof, including FileNET, IBM, Action Technologies, Staffware, Optika, and Eastman Kodak. As ViewStar 5.0 extends into the customer relationship management market, it will face competition from new competitors, including process-oriented applications vendors such as Pegasystems, Chordiant, and DST Systems. Mosaix's CRM applications may encounter competition from a number of software companies that want to extend their reach in the enterprise, including Vantive and Seibel Systems. Several of these companies have already announced and others may announce document workflow capabilities for their existing or future products.

     Many of the Company's current or potential competitors have greater financial, technical and marketing resources. As the Company's markets mature and new and existing companies compete for the same customers, price competition is likely to intensify, which could adversely affect the operating results of the Company.

     The Company relies on a number of consulting and other system integration firms for implementation and other services, as well as recommendations of its products during the evaluation stage of the purchasing process. The Company also relies upon a number of distribution relationships and intends to create new channels for distribution of its products. Although the Company seeks to maintain close relationships with these parties, many of them have similar, and often more established relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third party distributors, system integrators and marketing partners, the Company's competitive position and financial performance could be materially adversely affected.

     Uncertainties Relating to the Management of Remote Operations

     In December of 1996, the Company completed a merger with ViewStar, and during 1997 and 1998, several administrative and management functions were combined or reorganized. Certain sales, customer support, professional service and development functions remain in Alameda, California. The Company does not have significant experience in the management of remote operations, and the geographical separation of Alameda operations may hinder efforts to integrate operations and product development. The failure to effectively manage the operations in Alameda or to realize the potential product synergies could have a material adverse effect on the Company's business.

     Uncertainties Relating to Competition for Employees

     Competition for engineers, professional services, customer support and sales employees has continued to increase in the high technology industry. In order for the Company to develop new and enhanced versions of existing products and to properly support customers, the Company must continue to successfully retain existing employees and recruit additional skilled people. In the event the Company is not able to attract personnel with the requisite skills in a reasonable time frame or as the costs of doing so increase, the Company could be materially adversely affected.

     Uncertainties Relating to Limited Source of Supply

     The Company purchases two principal components for its system product from sole-source vendors. If these components become unavailable without sufficient advance notice to enable the Company to develop alternative sources, or if efforts to establish alternate sources are unsuccessful, this would adversely affect the Company's ability to manufacture its call center system products. Any such delay could materially adversely affect the operating results of the Company.

     Uncertainties Relating to Lack of Product Revenue Diversification

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

     Uncertainties Relating to International Sales and Economies

     Mosaix sells products to customers in international markets, with such sales accounting for 28.9% of the Company's total sales in 1998. Accordingly, Mosaix is subject to the normal risks of international sales, such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and compliance with export laws and a wide variety of foreign laws. Any difficulties with respect to foreign export or other laws would have a material adverse effect on the Company's international sales. The current year financial crisis in Asia adversely affected sales in the region in 1998 and may continue to negatively affect anticipated growth in Asia in future quarters. Additionally, similar crises could develop in other foreign markets in the future and have a material adverse impact in a future period. Because the Company invoices certain of its foreign sales in local currency (the British Pound Sterling) and does not hedge these transactions, fluctuations in exchange rates could adversely affect the Company's revenues and costs and could create significant foreign currency losses.

     Uncertainties Relating to Dependence on Proprietary Rights, Infringement Claims, Uncertainty of Obtaining Licenses

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use the Company's proprietary information. Policing unauthorized use of the Company's products is difficult, and since the Company is typically unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology.

     The Company has received communications from time to time, asserting that its products infringe the proprietary rights of third parties, or seeking indemnification against such infringement. While the Company currently has no reason to believe or suspect that its products infringe the proprietary rights of third parties, it is possible that third parties will claim infringement with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, adversely affect revenues, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also relies on certain software licensed from third parties, including software that is integrated with internally developed software and used in the Company's stand alone products, and in products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could materially adversely affect the Company's business.

     Uncertainties Relating to Risk of Product Defects

     Software, system and other products as internally complex, with as many interfaces to third party vendors as those offered by the Company, frequently contain errors or defects, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, it has experienced delays in the commercial release of products pending the correction of software and hardware problems. In some cases, the Company has provided product enhancements to correct errors or defects in released products due to the difficulty of testing for all possible conditions that may be encountered at a customer site. The Company could therefore, in the future, lose revenues as a result of product defects. The Company's products and future products are intended for use in applications that are critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software and hardware products generally.

     Uncertainties Relating to Governmental Regulation

     While existing industry legislation does not directly regulate the manufacture and sale of the Company's call management products, certain existing legislation may affect the ability of the Company's customers to utilize some of its products in certain ways. For example, call management systems may not be used for certain prohibited debt collection and remote telephone solicitation practices, nor may they be used under certain circumstances to leave or play artificial or prerecorded messages. These practices are governed by such federal laws as the Telephone Consumer Protection Act of 1991 and the Telemarketing and Consumer Fraud and Abuse Prevention Act, which authorize the FCC and Federal Trade Commission, respectively, to issue additional regulations and administer such laws. In response to such regulations, telecommunications companies and other service providers are developing products that allow consumers to block or screen in-bound telemarketing phone calls. The development of these products may reduce the effectiveness of the Company's products when used for such purposes. In addition, most states have enacted legislation limiting certain telephone solicitation practices or restricting use of automatic dialing and announcement devices. Other federal and state legislation that has been proposed from time to time include bills that would, if enacted, recognize certain privacy rights of employees at the work site and regulate the ability of employers to monitor job performance, including monitoring employees' telephone communication or gathering information regarding such communications. It is possible that such legislation or other legislation, if enacted, might directly or indirectly affect how the Company's call management systems, or some feature thereof, can be used. Similarly, international regulations and laws, particularly in Europe and Asia, could have a negative impact on the Company.

     Conclusion

     Due to all of the foregoing factors, it is likely that without advance warning or notice, in some future quarter the Company's operating results will be below the expectations of market analysts and investors. This may cause the market price of the Company's common stock to fall. These risks are impossible to fully determine at present, and should be considered in evaluating the financial prospects and future growth of the Company.

                                  ITEM SEVEN A
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Mosaix does not use derivative financial instruments in its investment portfolio. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of Mosaix's cash equivalents and short-term investments, principally consist of commercial paper and debt securities, and are classified as held-to-maturity as of December 31, 1998. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. (See note 3 and note 7 to the Company's consolidated financial statements contained in ITEM EIGHT).

     Sales to foreign countries accounted for approximately 29% of the total sales for the year ended December 31, 1998 compared to 26% in 1997. Because the Company invoices certain of its foreign sales in local currency (British Pound Sterling) and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiary. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements.

                                   ITEM EIGHT
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     For financial statements, see F-1 to F-20.

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

                                 ITEM THIRTEEN
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV
                                 ITEM FOURTEEN
             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS:

     See F-1 to F-20.

FINANCIAL STATEMENTS SCHEDULES:

     Independent Auditors' Report (contained on page F-21)

     Schedule II Valuation and Qualifying Accounts (contained on page F-22)

     All other Schedules are omitted because they are inapplicable or because the requested information is shown in the Consolidated Financial Statements of the Company or in the related Notes thereto.

EXHIBITS
--------
  3.1       Restated Articles of Incorporation of the Registrant          (B)
  3.2       Restated Bylaws of the Registrant                             (C)
  4.1       Form of Certificate Evidencing Common Stock, par value $0.01
            per share                                                     (B)
 10.1       Restated 1987 Stock Option Plan, as amended*                  (F)
 10.2       Amended and Restated 1996 Stock Incentive Compensation Plan*  (A)
 10.3       Restated 1992 Stock Option Plan for Non-Employee Directors,
            as amended*                                                   (F)
 10.4       1991 Employee Stock Purchase Plan, as amended*                (D)
 10.5       Executive Employment Agreement, dated April 28, 1998,
            between Kim Mackay and the Registrant*                        (A)
 10.6       Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Kim Mackay and the Registrant*   (A)
 10.7       1999 Management Bonus Plan*                                   (A)
 10.8       1999 Performance Bonus Plan*                                  (A)
 10.9       Executive Employment Agreement, dated March 1, 1995, between
            John J. Flavio and the Registrant*                            (E)
 10.10      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between John J. Flavio and the
            Registrant*                                                   (A)
 10.11      Lease for Building 17, dated May 20, 1991, among Michael R.
            Mastro, Redmond East Associates and the Registrant            (A)
 10.12      Amendment No. 1 to Lease for Building 17, dated July 1991,
            between Redmond East Associates and the Registrant            (A)
 10.13      Amendment No. 2 to Lease for Building 17, effective June 1,
            1997, between Carr Redmond Corporation, successor in
            interest to Redmond East, L.L.C, and the Registrant           (A)
 10.14      Amendment No. 3 to Lease for Building 17, dated November 2,
            1998, between Carr Redmond Corporation, successor in
            interest to Redmond East Associates, and the Registrant.      (A)
 10.15      Business Loan Agreement dated June 25, 1997 with
            Seattle-First National Bank                                   (H)
 10.16      Customer Purchase Agreement dated December 27, 1990 with
            Summa Four, Inc.**                                            (C)
 10.17      Software Source Code and Manufacturing Data Deposit and
            Escrow Agreement dated December 27, 1990 with Summa Four,
            Inc. and Data Securities and International Ind.**             (C)
 10.18      ViewStar Corporation Amended 1986 Incentive Stock Plan and
            form of agreement thereunder*                                 (G)

EXHIBITS
--------
 10.19      ViewStar Corporation Amended 1994 Stock Plan, as amended,
            and form of agreement thereunder*                             (G)
 10.20      ViewStar Corporation 1996 Incentive Stock Plan*               (G)
 10.21      Sublease Agreement between the ASK Group, Inc. and ViewStar
            Corporation dated October 8, 1993, for ViewStar's facility
            located at 1101 Marina Village Parkway, Alameda, California   (G)
 10.22      First Amendment to Sublease Agreement between the ASK Group,
            Inc. and ViewStar Corporation, dated September 8, 1994, for
            ViewStar's facility located at 1101 Marina Village Parkway,
            Alameda, California                                           (H)
 10.23      Executive Employment Agreement, dated October 14, 1996,
            between Steven R. Russell and the Registrant*                 (H)
 10.24      Executive Employment Agreement, dated February 5, 1998,
            between Nicholas A. Tiliacos and the Registrant*              (H)
 10.25      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Nicholas A. Tiliacos and the
            Registrant*                                                   (A)
 10.26      Executive Employment Agreement, dated April 28, 1998,
            between Theodore Manakas and the Registrant*                  (A)
 10.27      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Theodore Manakas and the
            Registrant*                                                   (A)
 10.28      1998 Management and Performance Bonus Plans*                  (H)
 10.29      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Steven R. Russell and the
            Registrant*                                                   (A)
 21.1       List of Subsidiaries of the Registrant                        (A)
 23.1       Consent of KPMG LLP                                           (A)
 27.1       Financial Data Schedule                                       (A)

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

(E) Incorporated by reference from exhibits filed in connection with the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 1995.

(F) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(G) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S4 (Registration No. 333-14887) initially filed with the Securities and Exchange Commission on October 25, 1996.

(H) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ HARVEY N. GILLIS                  Chairman of the Board and Director  March 4, 1999
---------------------------------------------------
                 Harvey N. Gillis

             /s/ NICHOLAS A. TILIACOS                President, Chief Executive Officer  March 4, 1999
---------------------------------------------------             and Director
               Nicholas A. Tiliacos

                /s/ JOHN J. FLAVIO                       Senior Vice President and       March 4, 1999
---------------------------------------------------       Chief Financial Officer
                  John J. Flavio

              /s/ MICHAEL A. JACOBSEN                          Controller and            March 4, 1999
---------------------------------------------------     Principal Accounting Officer
                Michael A. Jacobsen

                 /s/ TOM A. ALBERG                                Director               March 4, 1999
---------------------------------------------------
                   Tom A. Alberg

                /s/ H. ROBERT GILL                                Director               March 4, 1999
---------------------------------------------------
                  H. Robert Gill

                  /s/ UMANG GUPTA                                 Director               March 4, 1999
---------------------------------------------------
                    Umang Gupta

                 /s/ DAVID J. LADD                                Director               March 4, 1999
---------------------------------------------------
                   David J. Ladd

              /s/ ROBERT S. LEVENTHAL                             Director               March 4, 1999
---------------------------------------------------
                Robert S. Leventhal

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mosaix, Inc.:

     We have audited the accompanying consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mosaix, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG SIGNATURE
Seattle, Washington
January 29, 1999

                         MOSAIX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues:
  Systems sales............................................  $ 47,059    $ 49,198    $ 53,384
  Software licenses........................................    19,732      23,947      20,654
  Services and other.......................................    43,277      47,999      43,143
                                                             --------    --------    --------
          Total revenue....................................   110,068     121,144     117,181
                                                             --------    --------    --------
Cost of revenues:
  Systems sales............................................    18,073      18,510      18,813
  Software licenses........................................     2,342       2,416       1,364
  Services and other.......................................    25,658      24,504      21,588
                                                             --------    --------    --------
          Total cost of revenue............................    46,073      45,430      41,765
                                                             --------    --------    --------
Gross profit...............................................    63,995      75,714      75,416
                                                             --------    --------    --------
Operating expenses:
  Selling, general and administrative......................    45,674      47,774      45,355
  Research and development.................................    15,044      15,226      14,912
  Restructuring charge.....................................        --         948          --
  Write-off of capitalized software costs..................        --          --         705
  Purchase of in-process research and development..........        --          --       4,307
  Merger related costs.....................................        --          --       3,905
                                                             --------    --------    --------
          Total operating expenses.........................    60,718      63,948      69,184
                                                             --------    --------    --------
Operating income...........................................     3,277      11,766       6,232
Interest and other income, net.............................     1,887       2,208       1,674
                                                             --------    --------    --------
Income before income taxes.................................     5,164      13,974       7,906
Income tax expense.........................................       924       4,217       4,288
                                                             --------    --------    --------
Net income.................................................  $  4,240    $  9,757    $  3,618
                                                             ========    ========    ========
Net income per share:
  Basic....................................................  $   0.36    $   0.74    $   0.29
  Diluted..................................................  $   0.35    $   0.71    $   0.27
Weighted average common shares outstanding:
  Basic....................................................    11,793      13,169      12,677
  Diluted..................................................    11,998      13,667      13,570
Comprehensive income:
  Net income...............................................  $  4,240    $  9,757    $  3,618
  Foreign currency translation gain........................        24         198         133
                                                             --------    --------    --------
     Comprehensive income..................................  $  4,264    $  9,955    $  3,751
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 5,423    $ 5,532
  Short-term investments, at amortized cost.................   23,131     30,548
  Trade accounts receivable, less allowance for doubtful
     accounts
     of $2,076 in 1998 and $1,749 in 1997...................   30,837     30,325
  Inventories...............................................      591      2,532
  Current installments of contracts receivable, less
     allowance for
     doubtful accounts of $497 in 1997......................       98      1,555
  Deferred income taxes.....................................    3,481      1,338
  Prepaid expenses and other current assets.................    2,086      2,881
                                                              -------    -------
          Total current assets..............................   65,647     74,711
Furniture, equipment and leasehold improvements, net........    7,672      7,449
Capitalized software costs, net of accumulated amortization
  of $701 in 1997...........................................       --        930
Deferred income taxes.......................................      739        837
Other assets, net...........................................       --        451
                                                              -------    -------
          Total assets......................................  $74,058    $84,378
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 5,301    $ 5,455
  Accrued compensation......................................    7,617      8,762
  Other accrued expenses....................................    6,862      6,413
  Current portion of long-term obligations..................       78        381
  Customer deposits and unearned revenue....................    6,332      7,443
                                                              -------    -------
          Total current liabilities.........................   26,190     28,454
Long-term obligations, excluding current installments.......       --         97
Unearned revenue, less current portion......................       --         22
                                                              -------    -------
          Total liabilities.................................   26,190     28,573
Shareholders' equity:
  Common stock, $.01 par value. Authorized 25,000 shares;
     issued and
     outstanding 10,841 shares in 1998 and 12,229 shares in
     1997...................................................      108        122
  Additional paid-in-capital................................   37,581     50,040
  Accumulated comprehensive income..........................       21         (3)
  Notes receivable from shareholders........................       --       (272)
  Retained earnings.........................................   10,158      5,918
                                                              -------    -------
          Total shareholders' equity........................   47,868     55,805
                                                              -------    -------
          Total liabilities and shareholders' equity........  $74,058    $84,378
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                      NOTES                         DEFERRED
                                  PREFERRED STOCK    COMMON STOCK     ADDITIONAL    RECEIVABLE     ACCUMULATED    STOCK OPTION
                                  ---------------   ---------------    PAID-IN         FROM       COMPREHENSIVE   COMPENSATION
                                  SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     SHAREHOLDERS      INCOME         EXPENSE
                                  ------   ------   ------   ------   ----------   ------------   -------------   ------------
Balances at December 31, 1995...   1,847    $ 18     9,768    $ 98     $ 56,688       $(299)          $(334)          $(31)
  Issuance of preferred stock...   3,293      33        --      --        3,294          --              --             --
  Exercise of stock options.....      --      --       369       4        1,440        (136)             --             --
  Amortization of deferred
    compensation expense........      --      --        --      --           --          --              --             31
  Tax benefit realized upon
    exercise of stock options...      --      --        --      --        1,051          --              --             --
  Common stock sold pursuant to
    employee stock purchase
    plan........................      --      --        33      --          388          --              --             --
  Comprehensive income..........      --      --        --      --           --          --             133             --
  Restricted stock issued in
    exchange for note
    receivable..................      --      --       311       3          152        (155)             --             --
  Conversion of preferred stock
    to common stock.............  (5,140)    (51)    2,797      28           23          --              --             --
  Exercise of stock warrants....      --      --        42      --           30          --              --             --
  Repurchase of common stock....      --      --       (83)     (1)      (1,225)         --              --             --
  Net income....................      --      --        --      --           --          --              --             --
                                  ------    ----    ------    ----     --------       -----           -----           ----
Balances at December 31, 1996...      --      --    13,237     132       61,841        (590)           (201)            --
  Exercise of stock options.....      --      --       409       4        1,161          --              --             --
  Tax benefit realized upon
    exercise of stock options...      --      --        --      --          700          --              --             --
  Common stock sold pursuant to
    employee stock purchase
    plan........................      --      --        38       1          365          --              --             --
  Comprehensive income..........      --      --        --      --           --          --             198             --
  Collection of shareholder
    notes.......................      --      --        --      --           --         318              --             --
  Repurchase of common stock....      --      --    (1,455)    (15)     (14,027)         --              --             --
  Net income....................      --      --        --      --           --          --              --             --
                                  ------    ----    ------    ----     --------       -----           -----           ----
Balances at December 31, 1997...      --      --    12,229     122       50,040        (272)             (3)            --
  Exercise of stock options.....      --      --       354       4        1,164          --              --             --
  Tax benefit realized upon
    exercise of stock options...      --      --        --      --          638          --              --             --
  Common stock sold pursuant to
    employee stock purchase
    plan........................      --      --        50      --          376          --              --             --
  Comprehensive income..........      --      --        --      --           --          --              24             --
  Collection of shareholder
    notes.......................      --      --        --      --           --         272              --             --
  Repurchase of common stock....      --      --    (1,792)    (18)     (14,637)         --              --             --
  Net income....................      --      --        --      --           --          --              --             --
                                  ------    ----    ------    ----     --------       -----           -----           ----
Balances at December 31, 1998...      --    $ --    10,841    $108     $ 37,581       $  --           $  21           $ --
                                  ======    ====    ======    ====     ========       =====           =====           ====


                                  RETAINED        TOTAL
                                  EARNINGS    SHAREHOLDERS'
                                  (DEFICIT)      EQUITY
                                  ---------   -------------
Balances at December 31, 1995...   $(7,457)     $ 48,683
  Issuance of preferred stock...        --         3,327
  Exercise of stock options.....        --         1,308
  Amortization of deferred
    compensation expense........        --            31
  Tax benefit realized upon
    exercise of stock options...        --         1,051
  Common stock sold pursuant to
    employee stock purchase
    plan........................        --           388
  Comprehensive income..........        --           133
  Restricted stock issued in
    exchange for note
    receivable..................        --            --
  Conversion of preferred stock
    to common stock.............        --            --
  Exercise of stock warrants....        --            30
  Repurchase of common stock....        --        (1,226)
  Net income....................     3,618         3,618
                                   -------      --------
Balances at December 31, 1996...    (3,839)       57,343
  Exercise of stock options.....        --         1,165
  Tax benefit realized upon
    exercise of stock options...        --           700
  Common stock sold pursuant to
    employee stock purchase
    plan........................        --           366
  Comprehensive income..........        --           198
  Collection of shareholder
    notes.......................        --           318
  Repurchase of common stock....        --       (14,042)
  Net income....................     9,757         9,757
                                   -------      --------
Balances at December 31, 1997...     5,918        55,805
  Exercise of stock options.....        --         1,168
  Tax benefit realized upon
    exercise of stock options...        --           638
  Common stock sold pursuant to
    employee stock purchase
    plan........................        --           376
  Comprehensive income..........        --            24
  Collection of shareholder
    notes.......................        --           272
  Repurchase of common stock....        --       (14,655)
  Net income....................     4,240         4,240
                                   -------      --------
Balances at December 31, 1998...   $10,158      $ 47,868
                                   =======      ========

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $  4,240   $  9,757   $  3,618
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     5,513      6,028      6,315
     Changes in operating assets and liabilities:
       Trade and other receivables..........................       945     (3,385)     1,181
       Other assets.........................................     1,328      1,927     (2,162)
       Accounts payable and accrued expenses................      (850)      (803)     2,977
       Customer deposits and unearned revenue...............    (1,111)    (3,013)    (7,023)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    10,065     10,511      4,906
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of short-term investments........................   (31,176)   (35,978)   (40,635)
  Proceeds from maturities of short-term investments........    38,532     37,255     42,658
  Purchases of furniture and equipment......................    (4,780)    (4,778)    (3,456)
  Increase in capitalized software costs....................        --       (256)      (976)
  Other.....................................................       487        820        207
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................     3,063     (2,937)    (2,202)
                                                              --------   --------   --------
Cash flows from financing activities:
  Collection of shareholder notes receivable................       272        318         --
  Repayments of long-term obligations.......................      (422)    (1,031)    (1,262)
  Common stock repurchased..................................   (14,655)   (14,042)    (1,226)
  Proceeds from issuance of preferred and common stock......     1,544      1,531      2,905
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................   (13,261)   (13,224)       417
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................        24        198        117
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............      (109)    (5,452)     3,238
Cash and cash equivalents, beginning of year................     5,532     10,984      7,746
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................     5,423      5,532     10,984
Short-term investments......................................    23,131     30,548     31,825
                                                              --------   --------   --------
Cash and cash equivalents and short-term investments........  $ 28,554   $ 36,080   $ 42,809
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Income taxes...........................................  $    226   $  1,816   $  5,611
     Interest...............................................  $     30   $    105   $    290
  Noncash investing and financing activities:
     Equipment transferred from inventory...................  $     --   $     14   $    363
     Tax benefit realized upon exercise of stock options....  $    638   $    700   $  1,051
     Equipment acquired under capital leases................  $     --   $     --   $    554
     Issuance of common stock in exchange for notes
       receivable...........................................  $     --   $     --   $    291
     Issuance of preferred stock in exchange for
       subordinated notes payable and related accrued
       interest.............................................  $     --   $     --   $  2,148

          See accompanying notes to consolidated financial statements.

                         MOSAIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Description of Business

     Mosaix, Inc. and subsidiaries (hereinafter referred to as "Mosaix" or the "Company") is a global provider of call center software, predictive dialers and workflow applications that enable companies to acquire, retain, and develop customer relationships. With these products, companies can integrate sales, marketing, and customer services applications in their call centers with back-office applications throughout the enterprise. The two product areas include call management systems (CMS), including agent effectiveness applications (AEA), and customer relationship management (CRM) applications.

     Mosaix' principal markets are North America, South America, Europe, and
Asia.

b. Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Cash Equivalents and Short-Term Investments

     All short-term investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company's short-term investments are classified as held-to-maturity and, as such, are carried at amortized cost.

d. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (replacement cost for raw materials and spare parts and net realizable value for work-in-process, finished goods, and installations in progress).

e. Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment is on the straight-line method over the three to five year estimated useful lives of the assets. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the related lease term. Maintenance and repairs are expensed as incurred. When furniture, equipment and leasehold improvements are retired or otherwise disposed, gains and losses are reflected in the consolidated statement of income.

f. Capitalized Software Costs

     Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility has been established. Once technological feasibility of a software product to be marketed has been established, development and enhancement costs are capitalized and reported at the lower of unamortized cost or net realizable value. Net realizable value for a particular product is assessed based on anticipated gross margins applicable to sales of the related product in future periods. All capitalized software costs have been removed from the Company's accounts at December 31, 1998.

     Amortization of capitalized software costs begins when the related product is available for general release to customers and is computed for each product based on the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for the product or (b) the straight line

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

method over the estimated life of the product. Fully amortized software development costs are removed from the Company's accounts. Amortization expense related to capitalized software costs amounted to $930, $1,318 and $1,448 for 1998, 1997 and 1996, respectively. These amounts are included in cost of systems and software licenses revenue.

g. Revenue Recognition

     The Company's revenues are primarily derived from: systems sales, software licenses and services. Systems sales are comprised of revenue related to products sold that include both hardware and software. Software licenses include revenue related to software-only applications that operate on industry standard hardware available from the Company and other vendors. Services revenue consists of consulting services and annual recurring software and system support fees. During 1998, the Company implemented Statement of Position (SOP) 97-2, "Software Revenue Recognition" and the implementation had no material impact to the 1998 financial statements.

     Revenue on system sales is generally recognized when the units are shipped. For system sales requiring significant customization or for new products, revenue is recognized upon completion of the customization or customer acceptance. Installation fees relating to system sales are recognized when the related system installation is complete. Revenue from the sale of software licenses is recognized when (i) a signed contract exists, (ii) delivery has occurred, (iii) collectibility is probable, and (iv) significant acceptance terms have been fulfilled. Generally, revenues from the sale of software licenses through distributors are recognized after contract signing and shipment, and upon the earlier of sale to the end user or upon receipt of nonrefundable cash payments from the distributors. Revenue from annual system and software support services is recognized using the straight-line method over the term of the contract. Revenue from professional services is recognized as the related work is performed. Revenue from software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements.

     Customer payment terms vary. Amounts billed in advance of satisfying revenue recognition criteria are classified in "customer deposits and unearned revenue." Costs incurred prior to satisfying revenue recognition criteria are deferred and are classified as a component of inventories.

     The Company had historically sold and licensed systems pursuant to lease agreements which qualify as sales type leases with an initial term of three years or more. Revenue from these contracts was recognized when units were shipped, at the present value of the minimum payments at the beginning of the contract discounted at the Company's incremental borrowing rate. No such contracts were sold in 1998 or 1997.

h. Research and Development Costs

     Research and development costs are charged to expense as incurred, except as described in note 1f. Capitalized Software Costs above.

i. Income Taxes

     The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that will more likely than not be realized.

     The Company provides for Federal and state income tax expense on foreign earnings without regard to whether such earnings will be permanently reinvested outside the United States.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

j. Product Warranties

     The Company generally provides a 90-day warranty for all systems sold and a 30-day warranty for software products. A charge to the statement of operations is made at the time of sale for estimated costs of repair or replacement of the products during the warranty period as these costs are relatively minor.

k. Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of employee stock options and convertible preferred stock.

l. Foreign Currency Translation

     Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the year. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a component of comprehensive income. Gains and losses from foreign currency transactions are included in interest and other income, net.

m. Financial Instruments

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

n. Concentrations of Credit Risk and Source of Supply

     Concentrations of credit risk with respect to receivables are limited due to the diversity in geographic location of customers as well as diversity in industries. In addition, the Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account without requiring collateral.

     The Company purchases two principal components for its system product from sole-source vendors. If these components become unavailable without sufficient advance notice to enable the Company to develop alternative sources, or if efforts to establish alternate sources are unsuccessful, this would adversely affect the Company's ability to manufacture its call center system products. Any such delay could materially adversely affect the operating results of the Company.

o. Stock Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," Mosaix has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans for employees. Accordingly, Mosaix does not recognize compensation expense for options granted to employees with an exercise price equal to or in excess of the fair value of the related common stock at the date of grant. Note 8 -- Shareholders' Equity to the consolidated financial statements contains a summary of pro forma results of operations for 1998, 1997 and 1996 as if Mosaix had recognized

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

compensation expense based on the fair value of the options and stock purchase rights granted at grant date as required by SFAS No. 123.

p. Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were only reported separately in shareholders' equity, to be included in the determination of comprehensive income.

q. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use purposes. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

r. Use of Estimates

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

s. Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

2. BUSINESS COMBINATIONS

a. ViewStar Corporation

     In December 1996, the Company issued 3,777,078 shares of $.01 par value common stock in exchange for all of the outstanding common shares of ViewStar Corporation (ViewStar), a provider of client/server document management and workflow software. This business combination was accounted for as a pooling-of-

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

interests and, accordingly, the consolidated financial statements for all periods prior to the combination were restated to include the accounts and results of operations of ViewStar. In connection with the business combination, $3,905 of merger related costs were incurred and included in operating expenses in 1996.

b. Caleo Software, Inc.

     In February 1996, the Company purchased Caleo Software, Inc. (Caleo) for $4,750 in cash. The business combination was accounted for using the purchase method whereby the purchase price was allocated to the underlying net assets based on their relative fair values. Of the total purchase price, $4,307 was charged to operations as the purchase of in-process research and development. The results of operations of Caleo were not significant in relation to the Company. At the time of the combination, the Company also wrote off $705 of previously capitalized software costs representing technology replaced by technology acquired with the Caleo purchase. The acquired technology did not achieve the originally projected revenues which were the basis for the 1996 valuation of the in process research and development and in 1998, the Company sold the technology acquired from Caleo for $500 which was included in software licenses revenues.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company's cash and cash equivalents and short-term investments as of December 31, consist of the following:

                                                               1998       1997
                                                              -------    -------
Cash and cash equivalents:
  Cash......................................................  $ 3,732    $ 1,682
  Money market instruments..................................    1,691      3,850
                                                              -------    -------
          Total cash and cash equivalents...................    5,423      5,532
                                                              -------    -------
Short-term investments:
  Commercial paper..........................................    1,022         --
  Corporate notes and bonds.................................   22,109     30,548
                                                              -------    -------
          Total short-term investments......................   23,131     30,548
                                                              -------    -------
          Total cash and cash equivalents and short-term
            investments.....................................  $28,554    $36,080
                                                              =======    =======

     The short-term investments are classified as held-to-maturity. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

     At December 31, 1998, all short-term investments have contractual maturities of one year or less. Interest income for 1998, 1997 and 1996 was $1,870, $2,355 and $1,665, respectively.

4. INVENTORIES

     A summary of inventories at December 31 are as follows:

                                                              1998     1997
                                                              ----    ------
Raw materials and spare parts...............................  $483    $1,114
Work-in-process.............................................    36        64
Finished goods..............................................    13       501
Installations in progress...................................    59       853
                                                              ----    ------
                                                              $591    $2,532
                                                              ====    ======

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following as of December 31:

                                                               1998       1997
                                                              -------    -------
Furniture and fixtures......................................  $ 2,276    $ 1,814
Computer equipment..........................................   19,077     14,907
Equipment under capital lease...............................    5,015      5,327
Office equipment............................................    1,079        825
Leasehold improvements......................................    1,933      1,859
                                                              -------    -------
                                                               29,380     24,732
Less accumulated depreciation and amortization..............   21,708     17,283
                                                              -------    -------
                                                              $ 7,672    $ 7,449
                                                              =======    =======

     During 1998, 1997 and 1996, amortization expense related to equipment under capital leases was $463, $717 and $627, respectively. Accumulated amortization for equipment under capital leases at December 31, 1998 and 1997 was $4,951 and $4,913, respectively.

6. BANK LINE OF CREDIT

     At December 31, 1998, the Company had available a $10,000 unsecured domestic bank line of credit. Restrictive terms of this line of credit require, among other things, that the Company maintain minimum net worth and working capital. The Company was in compliance with all terms and conditions of this line of credit as of December 31, 1998. There were no borrowings outstanding under this line as of December 31, 1998.

7. LONG-TERM OBLIGATIONS

     A summary of long-term obligations as of December 31 follows:

                                                              1998    1997
                                                              ----    ----
Capital lease obligations...................................  $78     $433
Other.......................................................   --       45
                                                              ---     ----
Total long-term obligations.................................   78      478
Less current installments...................................   78      381
                                                              ---     ----
          Long-term obligations, excluding current
            installments....................................  $--     $ 97
                                                              ===     ====

8. SHAREHOLDERS' EQUITY

     Stock Option Exchange

     In 1998, the Company offered certain employees the right to have their outstanding stock options exchanged for new options priced at $9.50 per share. Those employees accepting the offer agreed to a 20% reduction in the options outstanding and agreed not to exercise any of the new options for one year. The exchange took place in January 1998, and 776,802 options with exercise prices of $10.88 to $19.75, were returned and canceled, and 621,442 new options were issued at $9.50. Of the options returned and canceled, 320,031 were Restated 1987 Stock Option Plan (1987 Plan) options that could not be regranted under the expired 1987 Plan, and were replaced with 256,025 options issued under the 1997 Stock Incentive Compensation Plan (1997 Plan) and 1996 Stock Incentive Compensation Plan (1996 Plan). The Restated 1992 Stock Option Plan for Non-Employee Directors (1992 Plan) options were not exchanged.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     Employee Stock Option Plans

     The Company maintains two stock option plans for employees. The 1997 Plan grants non-qualified options for non-officer employees, and the 1996 Plan grants options designated as incentive stock options or non-qualified stock options at the discretion of the Board of Directors. Generally, options vest over a four-year period in cumulative increments of 25% beginning one year from the date of grant or, in certain instances, one year from the individual's employment date. All options expire ten years or less from the date of grant and are currently granted at prices not less than fair market value.

     Stock Option Plan for Outside Directors

     An initial grant of 5,000 options is automatically made to each outside director upon their appointment. Initial grants vest over a five-year period in cumulative increments of 20% each year beginning from the date of the first subsequent annual meeting of shareholders following grant. An additional 2,000 options are granted following each annual shareholders' meeting. Each additional grant is immediately vested and exercisable. All options expire ten years from the date of grant or, if earlier, five years after termination as a director of the Company. Options are exercisable at the fair market value of the stock at the date of grant.

     A summary of all stock option activity follows:

                                                               SHARES                   WEIGHTED
                                                              AVAILABLE    NUMBER OF    AVERAGE
                                                                 FOR        OPTIONS     EXERCISE
                                                                GRANT     OUTSTANDING    PRICE
                                                              ---------   -----------   --------
Balance at December 31, 1995................................      811        1,946       $ 4.70
     Plan amendment.........................................    2,659           --           --
     Granted................................................     (721)         721        11.19
     Exercised..............................................       --         (369)        3.91
     Expired:
       1987 Plan............................................     (412)          --           --
       ViewStar Plans.......................................   (1,559)          --           --
       Canceled.............................................      240         (240)        4.99
                                                               ------       ------       ------
Balance at December 31, 1996................................    1,018        2,058         6.62
     Additional authorization...............................      520           --           --
     Granted................................................   (1,459)       1,459        11.91
     Exercised..............................................       --         (409)        2.85
     Expired................................................     (165)          --           --
     Canceled...............................................      479         (479)       10.51
                                                               ------       ------       ------
Balance at December 31, 1997................................      393        2,629         9.98
     Additional authorization...............................      400           --           --
     Granted................................................   (1,626)       1,626         8.51
     Exercised..............................................       --         (354)        4.20
     Expired................................................     (624)          --           --
     Canceled...............................................    1,753       (1,753)       12.23
                                                               ------       ------       ------
Balance at December 31, 1998................................      296        2,148       $ 8.24
                                                               ======       ======       ======

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The following table summarizes options outstanding and exercisable at December 31, 1998:

                                OPTIONS OUTSTANDING
                  -----------------------------------------------
                                    WEIGHTED                             OPTIONS EXERCISABLE
                                    AVERAGE           WEIGHTED      ------------------------------
   RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   ----------------
$ 0.51 -  0.51        55,400          2.93             $ 0.51          42,500          $ 0.51
  0.52 -  6.81       583,500          7.61               5.06         227,500            4.28
  6.82 - 10.38     1,135,500          8.83               8.87         196,900            9.15
 10.39 - 12.25       279,600          8.91              11.49          65,100           11.35
 12.26 - 14.50        54,800          8.34              13.81          25,700           13.68
 14.51 - 19.75        39,000          7.46              17.57          27,000           18.24
--------------     ---------          ----             ------         -------          ------
$ 0.51 - 19.75     2,147,800          8.32             $ 8.24         584,700          $ 7.49
==============     =========          ====             ======         =======          ======

     Employee Stock Purchase Plan

     In April 1998, the Company's 1991 Employee Stock Purchase Plan (1991 Plan) was amended to reserve 400,000 shares of the Company's common stock for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable semiannually on June 30 and December 31 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the respective semi-annual periods. At December 31, 1998, 150,000 shares were reserved for future issuance. During 1998, 50,000 shares were purchased under the 1991 Plan at an average price of approximately $7.50 per share. During 1997 and 1996, 38,000 and 33,000 shares were purchased at average prices of approximately $9.60 and $11.75 per share, respectively.

     Stock Based Compensation

     The Company applies APB Opinion No. 25 in accounting for stock options and stock purchase rights issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and stock purchase rights under SFAS No. 123 for options and purchase rights granted since 1995, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                            1998      1997      1996
                                                           ------    ------    ------
Net income:
  As reported............................................  $4,240    $9,757    $3,618
  Pro forma..............................................   1,279     6,517     1,786
Basic income per share:
  As reported............................................  $ 0.36    $ 0.74    $ 0.29
  Pro forma..............................................    0.11      0.49      0.14
Diluted income per share:
  As reported............................................  $ 0.35    $ 0.71    $ 0.27
  Pro forma..............................................    0.11      0.48      0.13

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $4.66, $6.78 and $5.30, respectively on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             1998      1997      1996
                                                             ----      ----      ----
Expected dividend yield....................................   0.0%      0.0%      0.0%
Volatility.................................................  75.6%     75.7%     62.0%
Expected weighted average life (in years)..................   4.0       3.8       4.5
Weighted average risk free interest rate...................   5.2%      5.8%      6.3%

     The per share weighted-average fair value of stock purchase rights during 1998, 1997 and 1996 was $3.40, $5.52 and $4.44, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             1998      1997      1996
                                                             ----      ----      ----
Expected dividend yield....................................   0.0%      0.0%      0.0%
Volatility.................................................  75.6%     75.7%     62.0%
Expected weighted average life (in years)..................   0.5       0.5       0.5
Weighted average risk free interest rate...................   4.9%      5.6%      5.2%

     Pro forma net income and income per share reflect only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the options' vesting period of four to five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock Repurchase Plan

     In 1997, the Company's Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of the Company's common stock. In February and September 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 and 1,500,000 shares of the Company's common stock, respectively. During 1998, the Company repurchased 1,792,000 shares for approximately $14,655. As of December 31, 1998, the Company had repurchased 3,229,500 shares at a total cost of $28,690 under these authorizations, and the Company is authorized to repurchase an additional 970,500 shares.

     ViewStar Preferred Shares

     In March and June 1996, ViewStar completed a preferred stock financing transaction in which a total of 3,293,467 shares were issued. ViewStar issued 2,126,024 shares in repayment of $2,000 subordinated notes outstanding plus the related accrued interest of $148 and issued 1,167,444 shares for $1,179 in cash. All preferred shares were converted to common stock in 1996.

9. INCOME TAXES

     The components of income before income taxes are as follows:

                                                           1998      1997       1996
                                                          ------    -------    ------
U.S. operations.........................................  $2,996    $10,073    $6,524
Foreign.................................................   2,168      3,901     1,382
                                                          ------    -------    ------
                                                          $5,164    $13,974    $7,906
                                                          ======    =======    ======

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     Components of income tax expense are summarized as follows:

                                                           1998       1997      1996
                                                          -------    ------    ------
Current:
  Federal...............................................  $ 2,333    $2,871    $4,053
  State.................................................       65       544       446
  Foreign...............................................      571     1,239       705
                                                          -------    ------    ------
          Total current.................................    2,969     4,654     5,204
Deferred -- Federal.....................................   (2,045)     (437)     (916)
                                                          -------    ------    ------
                                                          $   924    $4,217    $4,288
                                                          =======    ======    ======

     Income tax expense on income before income taxes differs from "expected' income tax expense as computed by applying the U.S. federal income tax rate of 34% as follows:

                                                           1998      1997       1996
                                                          ------    -------    ------
Computed "expected" tax expense.........................  $1,756    $ 4,751    $2,688
Reduction of valuation allowance........................    (415)    (1,065)     (940)
Research and experimentation tax credits and
  foreign tax credits...................................    (599)      (462)     (387)
State income taxes, net of federal benefit..............      43        359       296
Losses of subsidiary not currently deductible...........      --         --     1,241
Purchase of in-process research and development.........      --         --     1,464
Merger related costs....................................      --         --       438
Foreign taxes withheld..................................      --         --       161
Other...................................................     139        634      (673)
                                                          ------    -------    ------
                                                          $  924    $ 4,217    $4,288
                                                          ======    =======    ======

     Deferred income tax assets and liabilities are comprised of the following at December 31:

                                                               1998        1997
                                                              -------    --------
Capitalized software development costs, net of
  amortization..............................................  $    --    $    316
Contract revenue............................................       --         233
Other.......................................................       --          --
                                                              -------    --------
  Deferred tax liabilities..................................       --         549
                                                              -------    --------
Provision for doubtful receivables..........................      465         655
Provision for inventory obsolescence........................      326         161
Provision for warranties and returns........................      100         230
Unearned revenue............................................    1,802       1,284
Provision for accrued compensation..........................    1,908       1,595
Net operating loss carryforwards............................    6,213       7,064
Research and experimentation tax credit carryforwards.......    1,879       1,211
Other.......................................................    1,324         736
                                                              -------    --------
  Gross deferred tax assets.................................   14,017      12,936
Deferred tax asset valuation allowance......................   (9,797)    (10,212)
                                                              -------    --------
  Deferred tax assets.......................................    4,220       2,724
                                                              -------    --------
  Net deferred tax assets...................................  $ 4,220    $  2,175
                                                              =======    ========

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,864, expiring in the years 2008 through 2010, and net operating loss carryforwards for state income tax purposes of approximately $1,410, expiring in the years 1999 through 2010. The Company also had federal and state research and experimentation tax credit carryforwards of approximately $1,597 and $828, respectively, which expire in the years 2004 through 2013. Utilization of a significant portion of the Company's net operating loss carryforwards and research and experimentation tax credit carryforwards which relate primarily to the ViewStar subsidiary are subject to Internal Revenue Code Section 382 limitations due to a change of ownership. Due to uncertainty regarding their recoverability, the Company has established valuation allowances for the related deferred income tax assets. The remaining valuation allowance was determined by the Company after considering taxes paid by the Company in 1998 and 1997 and projections of future taxable income. With regard to the remaining deferred income tax assets, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred income tax assets.

     The deferred income tax valuation allowance decreased $415, $1,065 and $940 in 1998, 1997 and 1996, respectively.

10. NET INCOME PER SHARE

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income per share.

                                                                  WEIGHTED       NET INCOME
                                                NET INCOME     AVERAGE SHARES       PER
                                                (NUMERATOR)    (DENOMINATOR)       SHARE
                                                -----------    --------------    ----------
1998:
  Basic earnings per share....................    $4,240           11,793          $0.36
  Effect of dilutive stock options............        --              205
                                                  ------           ------
  Diluted earnings per share..................    $4,240           11,998          $0.35
                                                  ======           ======
1997:
  Basic earnings per share....................    $9,757           13,169          $0.74
  Effect of dilutive stock options............        --              498
                                                  ------           ------
  Diluted earnings per share..................    $9,757           13,667          $0.71
                                                  ======           ======
1996:
  Basic earnings per share....................    $3,618           12,677          $0.29
  Effect of dilutive stock options............        --              893
                                                  ------           ------
  Diluted earnings per share..................    $3,618           13,570          $0.27
                                                  ======           ======

     Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations in 1998, 1997 and 1996 because they would be anti-dilutive. The related shares of stock excluded from the computations are as follows:

                                                              SHARES
                                                             EXCLUDED
                                                            (IN 000'S)    EXERCISE PRICE
                                                            ----------    ---------------
1998......................................................    1,111       $ 8.56 - $19.75
1997......................................................    1,154       $12.13 - $19.75
1996......................................................      251       $16.06 - $19.75

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

11. COMMITMENTS AND CONTINGENCIES

a.  Profit Sharing and Deferred Compensation Plan

     The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants' contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule for Company matching contributions. The Company's matching contributions to the Profit Sharing Plan were $673, $752 and $471 for 1998, 1997 and 1996, respectively.

b.  Lease Commitments

     The Company leases its office space under terms of noncancelable operating leases expiring at various dates through 2017.

     Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows:

1999...............................................  $ 2,367
2000...............................................    1,849
2001...............................................    1,669
2002...............................................    1,645
2003...............................................    1,544
Thereafter.........................................    3,386
                                                     -------
                                                     $12,460
                                                     =======

     Rent expense under noncancelable operating leases amounted to $3,057, $3,176 and $2,712 for 1998, 1997 and 1996, respectively.

c.  Litigation

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

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

12. GEOGRAPHIC SEGMENT INFORMATION

     The Company's products are marketed internationally through its subsidiary in the United Kingdom, the U.S. parent and independent distributors. International revenues are attributed to countries based on the location of the customer. Substantially all revenue from the foreign subsidiary is from customers located in the United Kingdom.

                                                       1998        1997        1996
                                                     --------    --------    --------
Revenue -- U.S. operations:
  United States....................................  $ 78,257    $ 89,153    $ 94,870
  United States export.............................    14,090      14,477      12,083
Revenue -- International operations:
  Foreign subsidiary...............................    17,721      17,514      10,228
                                                     --------    --------    --------
                                                     $110,068    $121,144    $117,181
                                                     ========    ========    ========
Operating income:
  U.S. operations..................................  $    599    $  8,045    $  4,235
  Foreign subsidiary...............................     2,451       3,936       1,867
  Eliminations.....................................       227        (215)        130
                                                     --------    --------    --------
                                                     $  3,277    $ 11,766    $  6,232
                                                     ========    ========    ========
Assets:
  U.S. operations..................................  $ 64,619    $ 74,725    $ 85,235
  Foreign subsidiary...............................     9,439       9,653       5,528
                                                     --------    --------    --------
                                                     $ 74,058    $ 84,378    $ 90,763
                                                     ========    ========    ========

13. BUSINESS SEGMENT INFORMATION

     In 1998, Mosaix adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Mosaix has two principal businesses and, therefore, two reportable business segments: Call Management Systems (CMS) and Customer Relationship Management (CRM) applications. The operating segment information for 1998, 1997 and 1996 has been reported in accordance with the provisions of SFAS No. 131.

     The CMS segment develops, designs, manufactures and markets enterprise-wide systems for processing and managing a call center's inbound and outbound telephone communications. Mosaix call management systems are found in a broad range of industries throughout the world, including financial services, credit card and consumer collections, telecommunications and utilities, retail, cable television, healthcare, fundraising, education and telemarketing.

     The CRM segment develops, designs, manufactures and markets client/server-based software applications enabling customers to automate and integrate customer-facing business processes beginning in the call center and extending across the enterprise. These solutions are used in a wide variety of applications, including consumer and mortgage lending, claims processing, underwriting, trust management, contract management, accounts payable, and customer service.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, as well as other non-financial criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Included in Reconciling Items are all operating costs associated with the Company's international sales force and European subsidiary, as well as general corporate expenses and non-recurring charges. These costs are generally not allocated to either segment, as the chief operating decision maker does not specifically consider these costs in the evaluation of the performance of the individual reportable segments.

     Information by operating segment is set forth below:

                                                                        RECONCILING
                                                    CMS        CRM         ITEMS       CONSOLIDATED
                                                  -------    -------    -----------    ------------
                                                                   (IN THOUSANDS)
    1998:
      Net revenue...............................  $75,551    $34,517     $     --        $110,068
      Depreciation and amortization.............    4,473        731          309           5,513
      Operating income (loss)...................   19,389      2,580      (18,692)          3,277
      Capital expenditures......................    4,225        405          150           4,780
      Identifiable assets.......................    6,115        860       67,083          74,058
    1997:
      Net revenue...............................  $80,983    $40,161     $     --        $121,144
      Depreciation and amortization.............    4,569        549          910           6,028
      Operating income (loss)...................   21,414     10,202      (19,850)         11,766
      Capital expenditures......................    3,427        791          560           4,778
      Identifiable assets.......................    5,363      1,253       77,762          84,378
    1996:
      Net revenue...............................  $84,956    $32,225     $     --        $117,181
      Depreciation and amortization.............    4,989        379          947           6,315
      Operating income (loss)...................   26,470      6,819      (27,057)          6,232
      Capital expenditures......................    2,665        415          376           3,456
      Identifiable assets.......................    5,457      1,807       83,499          90,763

14. RESTRUCTURING CHARGE

     During 1997, Mosaix recorded $948 of operating expenses for severance pay related to streamlining the Company's sales, support and service operations. During 1997, the Company paid $770 of these costs and during 1998, the Company paid the remainder.

                         MOSAIX, INC. AND SUBSIDIARIES

 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited statement of operations information for each quarter of 1998 and 1997:

                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
                                          -------    -------    -------    -------    --------
    1998:
      Revenue...........................  $30,354    $24,120    $27,099    $28,495    $110,068
      Operating income (loss)...........    2,408     (3,008)     1,486      2,391       3,277
      Net income (loss).................    2,096     (1,847)     1,605      2,386       4,240
      Basic income (loss) per share.....     0.17      (0.15)      0.14       0.21        0.36
      Diluted income (loss) per share...     0.17      (0.15)      0.14       0.21        0.35
    1997:
      Revenue...........................  $30,614    $31,674    $28,043    $30,813    $121,144
      Operating income..................    3,600      4,412        991      2,763      11,766
      Net income........................    2,918      3,336      1,149      2,354       9,757
      Basic income per share............     0.22       0.25       0.09       0.19        0.74
      Diluted income per share..........     0.21       0.24       0.08       0.18        0.71

     The quarterly net income (loss) per share presented above may not total to the year end totals due to changes in the weighted average common shares and common share equivalents outstanding during the year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mosaix, Inc.:

     Under date of January 29, 1999, we reported on the consolidated balance sheets of Mosaix, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect the, information set forth therein.

KPMG SIGNATURE
Seattle, Washington
January 29, 1999

                                  MOSAIX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO                    BALANCE AT
                                                    BEGINNING    OTHER COSTS                       END
                   DESCRIPTION                       OF YEAR     AND EXPENSES   DEDUCTIONS(1)    OF YEAR
                   -----------                      ----------   ------------   -------------   ----------
Year ended December 31, 1998:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables...........    $2,246         $264           $434          $2,076
Year ended December 31, 1997:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables...........    $2,016         $694           $464          $2,246
Year ended December 31, 1996:
  Valuation accounts deducted from assets:
     Allowance for doubtful receivables...........    $1,863         $395           $242          $2,016

---------------
(1) Represents amounts written off.

                                 EXHIBIT INDEX

EXHIBITS
--------
  3.1       Restated Articles of Incorporation of the Registrant          (B)
  3.2       Restated Bylaws of the Registrant                             (C)
  4.1       Form of Certificate Evidencing Common Stock, par value $0.01
            per share                                                     (B)
 10.1       Restated 1987 Stock Option Plan, as amended*                  (F)
 10.2       Amended and Restated 1996 Stock Incentive Compensation Plan*  (A)
 10.3       Restated 1992 Stock Option Plan for Non-Employee Directors,
            as amended*                                                   (F)
 10.4       1991 Employee Stock Purchase Plan, as amended*                (D)
 10.5       Executive Employment Agreement, dated April 28, 1998,
            between Kim Mackay and the Registrant*                        (A)
 10.6       Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Kim Mackay and the Registrant*   (A)
 10.7       1999 Management Bonus Plan*                                   (A)
 10.8       1999 Performance Bonus Plan*                                  (A)
 10.9       Executive Employment Agreement, dated March 1, 1995, between
            John J. Flavio and the Registrant*                            (E)
 10.10      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between John J. Flavio and the
            Registrant*                                                   (A)
 10.11      Lease for Building 17, dated May 20, 1991, among Michael R.
            Mastro, Redmond East Associates and the Registrant            (A)
 10.12      Amendment No. 1 to Lease for Building 17, dated July 1991,
            between Redmond East Associates and the Registrant            (A)
 10.13      Amendment No. 2 to Lease for Building 17, effective June 1,
            1997, between Carr Redmond Corporation, successor in
            interest to Redmond East, L.L.C, and the Registrant           (A)
 10.14      Amendment No. 3 to Lease for Building 17, dated November 2,
            1998, between Carr Redmond Corporation, successor in
            interest to Redmond East Associates, and the Registrant.      (A)
 10.15      Business Loan Agreement dated June 25, 1997 with
            Seattle-First National Bank                                   (H)
 10.16      Customer Purchase Agreement dated December 27, 1990 with
            Summa Four, Inc.**                                            (C)
 10.17      Software Source Code and Manufacturing Data Deposit and
            Escrow Agreement dated December 27, 1990 with Summa Four,
            Inc. and Data Securities and International Ind.**             (C)
 10.18      ViewStar Corporation Amended 1986 Incentive Stock Plan and
            form of agreement thereunder*                                 (G)

EXHIBITS
--------
 10.19      ViewStar Corporation Amended 1994 Stock Plan, as amended,
            and form of agreement thereunder*                             (G)
 10.20      ViewStar Corporation 1996 Incentive Stock Plan*               (G)
 10.21      Sublease Agreement between the ASK Group, Inc. and ViewStar
            Corporation dated October 8, 1993, for ViewStar's facility
            located at 1101 Marina Village Parkway, Alameda, California   (G)
 10.22      First Amendment to Sublease Agreement between the ASK Group,
            Inc. and ViewStar Corporation, dated September 8, 1994, for
            ViewStar's facility located at 1101 Marina Village Parkway,
            Alameda, California                                           (H)
 10.23      Executive Employment Agreement, dated October 14, 1996,
            between Steven R. Russell and the Registrant*                 (H)
 10.24      Executive Employment Agreement, dated February 5, 1998,
            between Nicholas A. Tiliacos and the Registrant*              (H)
 10.25      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Nicholas A. Tiliacos and the
            Registrant*                                                   (A)
 10.26      Executive Employment Agreement, dated April 28, 1998,
            between Theodore Manakas and the Registrant*                  (A)
 10.27      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Theodore Manakas and the
            Registrant*                                                   (A)
 10.28      1998 Management and Performance Bonus Plans*                  (H)
 10.29      Amendment No. 1, dated August 18, 1998, to Executive
            Employment Agreement between Steven R. Russell and the
            Registrant*                                                   (A)
 21.1       List of Subsidiaries of the Registrant                        (A)
 23.1       Consent of KPMG LLP                                           (A)
 27.1       Financial Data Schedule                                       (A)

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

(E) Incorporated by reference from exhibits filed in connection with the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 1995.

(F) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(G) Incorporated by reference from exhibits filed in connection with the Registrant's Registration Statement on Form S4 (Registration No. 333-14887) initially filed with the Securities and Exchange Commission on October 25, 1996.

(H) Incorporated by reference from exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.