Form 10-Q
period 1999-03-31
MOSAIX INC
filed 1999-05-13
CIK 853266

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

                 For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Common stock, par value $0.01 per share: 10,542,797 shares outstanding as of April 30, 1999.


                    Page 1 of 15 sequentially numbered pages.

================================================================================

                          MOSAIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                              ---------------------


PART I: FINANCIAL INFORMATION                                             PAGE NO.

Item 1.   Financial Statements                                               3

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                   9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk         13


PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 6.   Exhibits and Reports on Form 8-K                                  14

          Signature                                                         15


PART I:  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MOSAIX, INC. AND SUBSIDIARIES


 CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                  MARCH 31,       DEC. 31,
                                                                 1999             1998
                                                                -------         -------
                                                              (UNAUDITED)

ASSETS
Current assets:
      Cash, cash equivalents and short-term investments         $28,229         $28,554
      Trade accounts receivable, net                             29,503          30,837
      Inventories                                                   866             591
      Other current assets                                        6,412           5,665
                                                                -------         -------
           Total current assets                                  65,010          65,647

Furniture, equipment and leasehold improvements, net              7,740           7,672
Other assets                                                        575             739
                                                                -------         -------

      Total assets                                              $73,325         $74,058
                                                                =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                          $ 5,446         $ 5,301
      Accrued compensation                                        6,516           7,617
      Other accrued expenses                                      7,716           6,940
      Customer deposits and unearned revenue                      7,258           6,332
                                                                -------         -------
           Total current liabilities                             26,936          26,190

Shareholders' equity                                             46,389          47,868
                                                                -------         -------

      Total liabilities and shareholders' equity                $73,325         $74,058
                                                                =======         =======



   See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)                 THREE MONTHS ENDED MARCH 31,
-------------------------------------                 ----------------------------
                                                        1999            1998
                                                      --------          --------
                                                            (UNAUDITED)
Revenues:
     Systems sales                                    $ 13,189          $ 11,658
     Software licenses                                   3,804             7,375
     Services and other                                 10,169            11,321
                                                      --------          --------
         Total revenue                                  27,162            30,354
                                                      --------          --------
Cost of revenues:
      Systems sales                                      4,368             4,645
      Software licenses                                    468               548
      Services and other                                 5,651             6,777
                                                      --------          --------
           Total cost of revenue                        10,487            11,970
                                                      --------          --------

Gross profit                                            16,675            18,384
                                                      --------          --------

Operating expenses:
     Selling, general and administrative                11,305            12,197
     Research and development                            3,545             3,779
                                                      --------          --------
         Total operating expenses                       14,850            15,976
                                                      --------          --------

Operating income                                         1,825             2,408

Interest and other income, net                             329               586
                                                      --------          --------

Income before income taxes                               2,154             2,994

Income tax expense                                         431               898
                                                      --------          --------

         Net income                                   $  1,723          $  2,096
                                                      ========          ========

Net income per share:
     Basic                                            $   0.16          $   0.17
     Diluted                                          $   0.16          $   0.17

Weighted average common shares outstanding:
     Basic                                              10,650            12,200
     Diluted                                            10,889            12,482

Comprehensive income:
     Net income                                       $  1,723          $  2,096
     Foreign currency translation gain (loss)             (246)               45
                                                      --------          --------
Comprehensive income                                  $  1,477          $  2,141
                                                      ========          ========


See accompanying notes to the condensed consolidated financial statements.

MOSAIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN THOUSANDS)                                                            THREE MONTHS ENDED MARCH 31,
 --------------                                                            ----------------------------
                                                                              1999             1998
                                                                            --------          --------
                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $  1,723          $  2,096
       Depreciation and amortization                                           1,160             1,469
       Trade and other receivables                                             1,334            (4,001)
       Other assets                                                             (856)              948
       Accounts payable and accrued liabilities                                 (201)              365
       Customer deposits and unearned revenue                                    926             4,099
                                                                            --------          --------
           Net cash provided by operating activities                           4,086             4,976
                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of short-term investments                                         --            (8,010)
       Proceeds from maturities of short-term investments                      3,000             7,400
       Purchases of furniture, equipment and leasehold improvements             (961)           (1,778)
       Other                                                                    (220)              216

                                                                            --------          --------
           Net cash provided by (used in) investing activities                 1,819            (2,172)
                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term obligations                                         --              (205)
       Common stock repurchased                                               (2,967)           (2,407)
       Proceeds from issuance of common stock                                     42               442
                                                                            --------          --------
           Net cash used in financing activities                              (2,925)           (2,170)
                                                                            --------          --------

Effect of exchange rate changes on cash                                         (246)               45
                                                                            --------          --------

Increase in cash and cash equivalents                                          2,734               679
Cash and cash equivalents, beginning of period                                 5,423             5,532
                                                                            --------          --------

Cash and cash equivalents, end of period                                       8,157             6,211

Short-term investments                                                        20,072            31,159
                                                                            --------          --------
Cash, cash equivalents and short-term investments                           $ 28,229          $ 37,370
                                                                            ========          ========



See accompanying notes to the condensed consolidated financial statements.

                          MOSAIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Mosaix, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

         The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income per share:

                                                          Weighted
                                          Net Income    Average Shares   Net Income
(In thousands, except per share data)     (Numerator)   (Denominator)    Per Share
-------------------------------------     -----------   -------------    ---------

Three months ended March 31, 1999:
   Basic earnings per share                 $1,723         10,650         $   0.16
   Effect of dilutive stock options             --            239
                                            ------         ------
   Diluted earnings per share               $1,723         10,889         $   0.16
                                            ======         ======

Three months ended March 31, 1998:
   Basic earnings per share                 $2,096         12,200         $   0.17
   Effect of dilutive stock options             --            282
                                            ------         ------
   Diluted earnings per share               $2,096         12,482         $   0.17
                                            ======         ======

         Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations because they would be anti-dilutive. The related shares of stock excluded from the computations are as follows:

                                                    Shares
                                                    Excluded              Exercise
                                                   (in 000's)              Price
                                                -----------------     ---------------

         Three months ended March 31, 1999           1,237            $ 8.38 - $19.75

         Three months ended March 31, 1998             652            $10.25 - $19.75

3.       BUSINESS SEGMENT INFORMATION

         The operating business segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Mosaix has two principal businesses and, therefore, two reportable business segments: Call Management Systems (CMS) and Customer Relationship Management (CRM) applications. Included in "Reconciling Items" are all operating costs associated with the Company's international sales force and European subsidiary, as well as general corporate expenses and non-recurring charges. These costs are generally not allocated to either segment, as the chief operating decision maker does not consider these costs in the evaluation of the performance of the individual reportable segments. The operating segment information for 1999 and 1998 has been reported in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


                                                                                Reconciling
         (In thousands)                                 CMS           CRM          Items          Consolidated
         --------------                               -------        ------     ------------      ------------
         Three months ended March 31, 1999
         Net revenue                                  $20,715       $ 6,447       $      -            $27,162
         Depreciation and amortization                    850           250             60              1,160
         Operating income (loss)                        6,438          (190)        (4,423)             1,825
         Capital expenditures                             817            96             48                961
         Identifiable assets                            6,082           706         66,537             73,325


         Three months ended March 31, 1998
         Net revenue                                  $18,066       $12,288       $      -            $30,354
         Depreciation and amortization                  1,174           233             62              1,469
         Operating income (loss)                        4,698         2,740         (5,030)             2,408
         Capital expenditures                           1,571           151             56              1,778
         Identifiable assets                            6,035           841         82,104             88,980


4.       NEW ACCOUNTING STANDARDS

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

5.       MERGER WITH LUCENT TECHNOLOGIES INC.

         On April 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lucent Technologies Inc., a Delaware corporation ("Lucent"). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Mosaix, Inc. common stock will be canceled and converted automatically into the right to receive 0.19273 shares of Lucent common stock. The Merger is expected to be accounted for as a pooling-of-interests and to qualify as a tax-free reorganization.

         The Merger is subject to the customary closing conditions, including shareholder approval by Mosaix, to be considered at a special meeting anticipated to occur on or before June 30, 1999 and legal and regulatory approvals. The Merger will be effective promptly following shareholder approval, assuming satisfaction of the other conditions of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS

         Overview

         For the first quarter of 1999, revenue was $27.2 million compared with $30.4 million in the first quarter of 1998. The Company had first quarter 1999 net income of $1.7 million, or $0.16 diluted earnings per share, compared with $2.1 million, or $0.17 diluted earnings per share in the first quarter of 1998.

         Revenue

         Revenue of $27.2 million for the first quarter of 1999 represents an 11% decrease from the first quarter of 1998. System sales increased $1.5 million, or 13%, to $13.2 million from $11.7 million in 1998. The increase in system sales was primarily due to increased sales of domestic call center systems and system upgrades as compared to the same period in the prior year. During the first quarter of 1999, the Company released a higher capacity dialer platform that contributed to the increase in system upgrade sales.

         Software licenses revenue was $3.8 million in 1999 compared to $7.4 million in 1998. The decrease was due to reduced sales of the Company's Customer Relationship Management ("CRM") software solution. In addition, during the first quarter of 1998, the Company had two significant CRM license sales.

         Services and other revenue was $10.2 million in 1999 compared to $11.3 million in 1998. The decrease was primarily due to lower professional services revenues, partially offset by increased customer service revenues.

         International revenue was 30% of total revenue in the first quarter of 1999 compared to 31% of total revenue in the comparable quarter for 1998. The decrease was primarily due to lower Canadian software license revenues.

         As discussed in the Company's 1998 Annual Report on Form 10-K, the Company may from time to time experience quarterly fluctuations in revenue due to the relatively few number of transactions in any single quarter, no material backlog, changes in customer budgets and general economic conditions.

         Gross Margin

         Total gross margin remained consistent with the comparable quarter of 1998 at approximately 61% of revenue. System sales gross margin increased to 67% in the first quarter of 1999 compared to 60% in the comparable period of the prior year. The increase was primarily the result of the sales mix of a higher proportion of system upgrades, which generally have higher margins than full call center systems. In addition, the absence of capitalized software amortization costs, which ended during the fourth quarter of 1998, contributed to improved systems margins in the first quarter of 1999. Software licenses gross margins, however, decreased to 88% from 93% a year ago, due to a higher proportion of third party software product sales which generally have lower margins than Mosaix internally developed products. Services and other gross margin increased to 44% in the first quarter of 1999 from 40% in the comparable period of the prior year, due to not performing non-billable consulting services for a certain customer, as was done in 1998, and a shift in the revenue mix to higher margin customer services revenues.

         Selling, General and Administrative

         Selling, general and administrative expenses were $11.3 million in the first quarter of 1999, compared to $12.2 million in the comparable period of the prior year. The decrease, in absolute dollars, is due to cost containment initiatives undertaken during the second half of 1998 and continued into 1999.

         Research and Development

         Research and development expense was $3.5 million or 13% of revenue in the first quarter of 1999, compared to $3.8 million or 12% of revenue in the comparable quarter of the prior year. These spending levels are consistent with the Company's historical levels. The Company remains committed to the ongoing development of new products and improvements to existing products as a key source of future revenue.

         Interest and Other Income, Net

         Interest and other income, net was $0.3 million in the first quarter of 1999 compared with $0.6 million for the same period of 1998. The decrease is primarily due to lower interest income on the Company's investment portfolio, which has decreased due to stock repurchases, and the absence of non-recurring other income items during the first quarter of 1999.

         Income Taxes

         The effective tax rate for the first quarter of 1999 was 20% compared to the statutory rate of 34%. The lower rate is due mainly to the Company's use of net operating loss carryforwards to reduce taxable income. The utilization of net operating loss carryforwards and excess credit carryforwards are restricted by the Internal Revenue Code. The Company therefore, is limited in the amount of net operating loss carryforwards that may be utilized.

         FINANCIAL CONDITION

         Liquidity and Capital Resources

         The Company's combined cash and cash equivalents and short-term investments were $28.2 million at March 31, 1999 versus $28.6 million at December 31, 1998. The short-term investment portfolio is invested in commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At March 31, 1999, the Company's working capital was $38.1 million compared to $39.5 million at December 31, 1998.

         During the first quarter of 1999, the Company generated $4.1 million in cash from operations compared to $5.0 million in the comparable quarter of 1998. Customer deposits and unearned revenue were $7.3 million at March 31, 1999 versus $6.3 million at December 31, 1998. The increase is primarily due to annual customer service and maintenance fees being renewed during the first quarter of 1999. These fees will be amortized to services and other revenue over the remainder of the year.

         In addition to its cash and short-term investment balances, the Company has available a $10.0 million domestic line of credit to meet cash flow needs. The line of credit expires on May 31, 1999, and management intends to extend the line of credit through August 31, 1999. Management believes that existing cash and short-term investments and cash flow from operations, together with its available credit line, will continue to be sufficient to meet ongoing operating requirements as well as the Company's planned future investments in capital additions and research and development activities

         In July 1997, the Company's Board of Directors authorized, subject to certain terms and conditions, the repurchase of up to 1,700,000 shares of the Company's common stock. In February 1998, the

         Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. During the first quarter of 1999, the Company repurchased 332,100 shares for approximately $3.0 million. As of March 31, 1999, the Company had repurchased 3,561,600 shares at a total cost of $31.7 million. In connection with the April 1999 announcement of the proposed merger with Lucent, the Company's repurchase program was cancelled in order to satisfy certain conditions of the pooling-of-interests accounting method.

         The Company does not currently hedge against changes in foreign currency exchange rates. The majority of the Company's sales are denominated in US dollars with customers assuming foreign currency exchange rate risks. The Company's United Kingdom subsidiary's sales are generally denominated in British Pounds, which is the functional currency of the UK subsidiary. As of March 31, 1999 outstanding receivables at the UK subsidiary totaled $5.7 million or 19% of total accounts receivable. Because the Company invoices certain of its foreign sales in local currency and does not hedge these transactions, fluctuations in exchange rates could adversely affect the Company's revenues and costs and could create significant foreign currency losses.

         FORWARD LOOKING STATEMENTS-RISK FACTORS REGARDING FUTURE PERFORMANCE

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause the actual results, performance or achievements of the Company or industry to be significantly different from any future results, performance or achievements expressed or implied by such forward-looking information or otherwise expected or anticipated. These risks and uncertainties include among other things: uncertainty arising from the prospective merger with Lucent; uncertainty regarding market acceptance of the Company's products, including market acceptance of underlying technologies, such as the Internet and the Microsoft NT operating system, and the nature of the emerging CRM market; market uncertainties arising from Year 2000 issues, including particularly customer decisions to delay or forgo purchasing or upgrading products; quarterly fluctuations resulting from variations in product mix, the timing of customer orders and the fact that relatively few, large orders can affect performance in any one quarter; the Company's ability to develop and effectively introduce new products on a timely basis, the Company's ability to develop products on new technology platforms that may be introduced or are now gaining acceptance in the marketplace; the Company's ability to establish effective channels of distribution of its products and related marketing relationships, including uncertainties arising from international economic conditions; introduction of products and technologies by the Company's competitors; and competitive pricing pressures. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business operations, financial condition, operating results, and stock price. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 12, 1999, and Form 8-K filed on April 16, 1999 for a more detailed description of these risks and uncertainties.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Mosaix does not use derivative financial instruments in its investment portfolio. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and long-term obligations. All of Mosaix's cash equivalents and short-term investments, principally commercial paper and debt securities, are classified as held-to-maturity as of March 31, 1999. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)     Exhibits

                  Exhibit 27.  Financial Data Schedule


                  (b)     Reports on Form 8-K

                  A Form 8-K dated April 2, 1999 was filed by the Company reporting the Company has entered into an Agreement and Plan of Merger with Lucent Technologies, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOSAIX, INC.
                                   (Registrant)


DATE:  May 10, 1999                BY:   /s/John J Flavio
                                         --------------------------------
                                         John J. Flavio
                                         Chief Financial Officer
                                         (Principal Financial Officer)